Form 10-Q
period 1995-03-31
HEALTHCARE COMPARE CORP/DE/
filed 1995-05-15
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________

                         Commission file number 0-15846

                            HealthCare COMPARE Corp.
             (Exact name of registrant as specified in its charter)


               Delaware
                                                       36-3307583
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              3200 Highland Avenue, Downers Grove, Illinois 60515
               (Address of principal executive offices, Zip Code)

                                 (708) 241-7900
                (Registrant's phone number, including area code)

                           __________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                         No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on May 10, 1995 was 34,215,986.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.  Financial Information                                    Page Number

         Item 1.  Financial Statements

         Consolidated Balance Sheets - Assets at March 31, 1995
           and December 31, 1994  . . . . . . . . . . . . . . .        3

         Consolidated Balance Sheets - Liabilities and
           Stockholders' Equity at March 31, 1995 and December
           31, 1994 . . . . . . . . . . . . . . . . . . . . . .        4

         Consolidated Statements of Operations for the three
           months ended March 31, 1995 and 1994 . . . . . . . .        5

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 1995 and 1994 . . . . . . . .      6-7

         Notes to Consolidated Financial Statements . . . . . .        8

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . .     9-11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . .       12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . .    14-15

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS                                                                    March 31, 1995          December 31, 1994
                                                                          --------------          -----------------
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . .               $ 38,426,000               $ 29,412,000
    Investments - available for sale  . . . . . . . . . . .                 52,244,000                 37,043,000
    Accounts receivable, less allowances for
         doubtful accounts of $3,819,000
         and $3,874,000, respectively . . . . . . . . . . .                 24,514,000                 24,386,000
    Other current assets  . . . . . . . . . . . . . . . . .                  3,457,000                  2,953,000
                                                                          ------------               ------------
    Total current assets  . . . . . . . . . . . . . . . . .                118,641,000                 93,794,000
                                                                          ------------               ------------
Long-Term Investments:
    Available for sale  . . . . . . . . . . . . . . . . . .                 65,577,000                 62,229,000
    Investment partnership - at cost  . . . . . . . . . . .                 10,000,000                 10,000,000
                                                                          ------------               ------------
                                                                            75,577,000                 72,229,000
                                                                          ------------               ------------
Property and Equipment:
    Buildings and improvements  . . . . . . . . . . . . . .                 32,332,000                 31,940,000
    Computer equipment and software   . . . . . . . . . . .                 26,081,000                 25,236,000
    Office furniture and equipment  . . . . . . . . . . . .                 16,784,000                 16,235,000
                                                                          ------------               ------------
                                                                            75,197,000                 73,411,000
    Less accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . .                (30,383,000)               (28,111,000)
                                                                          ------------               ------------
    Net property and equipment  . . . . . . . . . . . . . .                 44,814,000                 45,300,000
                                                                          ------------               ------------
Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                  4,260,000                  3,686,000
                                                                          ------------               ------------
                                                                          $243,292,000               $215,009,000
                                                                          ============               ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        March 31, 1995            December 31, 1994
                                                                        --------------            -----------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . .            $   4,581,000              $   4,938,000
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .               11,258,000                  9,606,000
    Income taxes payable  . . . . . . . . . . . . . . . . . .                9,456,000                    806,000
                                                                         -------------              -------------
    Total current liabilities   . . . . . . . . . . . . . . .               25,295,000                 15,350,000

Non-Current Liabilities . . . . . . . . . . . . . . . . . . .                  163,000                    102,000
                                                                         -------------              -------------
    Total liabilities   . . . . . . . . . . . . . . . . . . .               25,458,000                 15,452,000
                                                                         -------------              -------------
Stockholders' Equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . .                  362,000                    360,000
    Additional paid-in capital  . . . . . . . . . . . . . . .               94,788,000                 89,798,000
    Unrealized holding loss on securities   . . . . . . . . .                 (253,000)                  (935,000)
    Retained earnings   . . . . . . . . . . . . . . . . . . .              158,306,000                143,533,000
    Treasury stock, at cost   . . . . . . . . . . . . . . . .              (35,369,000)               (33,199,000)
                                                                          ------------               ------------
    Total stockholders' equity  . . . . . . . . . . . . . . .              217,834,000                199,557,000
                                                                          ------------               ------------
                                                                          $243,292,000               $215,009,000
                                                                          ============               ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                 Three Months Ended March 31,
                                                                            --------------------------------------
                                                                                1995                      1994
                                                                            ------------               -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $51,381,000               $42,995,000
                                                                             -----------               -----------
Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   16,657,000                15,628,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    6,191,000                 5,269,000
    General and administrative  . . . . . . . . . . . . . .                    2,757,000                 2,659,000
    Depreciation and amortization   . . . . . . . . . . . .                    2,649,000                 2,315,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (1,709,000)               (1,189,000)
                                                                             -----------               -----------
                                                                              26,545,000                24,682,000
                                                                             -----------               -----------

Income before income taxes  . . . . . . . . . . . . . . . .                   24,836,000                18,313,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (10,063,000)               (7,234,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                  $14,773,000               $11,079,000
                                                                             ===========               ===========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,006,000                35,732,000
                                                                              ==========                ==========

Net income per common share . . . . . . . . . . . . . . . .                $         .42             $         .31
                                                                           =============             =============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                           ---------------------------------------
                                                                                1995                      1994
                                                                           ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .          $  51,253,000              $ 43,181,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (24,089,000)              (23,301,000)
    Interest received, net  . . . . . . . . . . . . . . . . . . .              1,353,000                 1,531,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .             (1,434,000)               (2,750,000)
                                                                            ------------              ------------
    Net cash provided by operating activities   . . . . . . . . .             27,083,000                18,661,000
                                                                            ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .            (36,505,000)              (37,121,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             18,790,000                22,451,000
    Purchase of property and equipment  . . . . . . . . . . . . .             (2,163,000)               (2,124,000)
                                                                            ------------              ------------
    Net cash used in investing activities   . . . . . . . . . . .            (19,878,000)              (16,794,000)
                                                                            ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             (2,170,000)                       --
    Proceeds from issuance of common stock  . . . . . . . . . . .              3,979,000                 2,169,000
                                                                            ------------              ------------
    Net cash provided by financing activities   . . . . . . . . .              1,809,000                 2,169,000
                                                                            ------------              ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .              9,014,000                 4,036,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             29,412,000                23,425,000
                                                                            ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .           $ 38,426,000              $ 27,461,000
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 Three Months Ended March 31,
                                                                            --------------------------------------

                                                                                1995                      1994
                                                                            ------------               -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $14,773,000               $11,079,000
                                                                             -----------               -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization . . . . . . . . . . . . . . . .          2,649,000                 2,315,000
        Provisions for uncollectible accounts receivable  . . . . . .            (55,000)                  326,000
        Amortization of bond premiums . . . . . . . . . . . . . . . .            282,000                   330,000
        Tax benefit from stock options and unrealized
          holding loss on marketable securities . . . . . . . . . . .            558,000                        --
        Loss on sale of investments . . . . . . . . . . . . . . . . .             21,000                   125,000

        Changes in Assets and Liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .            (73,000)                  (65,000)
        Other current assets  . . . . . . . . . . . . . . . . . . . .           (504,000)                  (84,000)
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           (574,000)                    4,000
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           (357,000)                 (988,000)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .          1,652,000                 1,125,000
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .          8,650,000                 4,484,000
        Other liabilities . . . . . . . . . . . . . . . . . . . . . .             61,000                    10,000
                                                                             -----------              ------------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .         12,310,000                 7,582,000
                                                                             -----------               -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $27,083,000               $18,661,000
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1994.
    Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1994 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2. The Company's investments in marketable securities which are classified as available-for-sale had a net gain in market value of $682,000, net of deferred income taxes, during the quarter ended March 31, 1995. The net unrealized loss at March 31, 1995 is $253,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's share in the limited partnership at March 31, 1995 was $9,125,000.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)

RESULTS OF OPERATIONS

         Revenues for the three months ended March 31, 1995 increased $8,386,000 (20%) from the comparable period of 1994. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). The fee varies based upon the programs selected. Fee-based revenue has increased substantially from 1989 to the present as COMPARE has significantly expanded its PPO networks and to a lesser extent entered into contracts with various departments and agencies of the Federal Government.

         The following tables set forth information with respect to the types and sources of the Company's revenues for the three months ended March 31, 1995 and 1994:

                                                                     TYPES OF REVENUE
                                                                     ($ in thousands)

                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------

                                                    1995             %              1994               %
                                                  --------         -----          --------           -----
Fee-based Revenue                                 $45,277           88%            $36,201             84%
Capitated Revenue                                   6,104           12%              6,794             16%
                                                  -------          ---             -------            ---
Total                                             $51,381          100%            $42,995            100%
                                                  =======          ===             =======            ===


                                                                    SOURCES OF REVENUE
                                                                     ($ in thousands)

                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------

                                                   1995              %             1994               %
                                                  --------          -----         --------           -----
PPO Services                                      $39,058           76%            $31,793           74%
Utilization Management
   Services                                         6,459           13               6,354           15
Fee Schedule Services                               4,404            8               3,178            7
Government Contract
   Services                                         1,460            3               1,670            4
                                                  -------          ---             -------          ---
Total                                             $51,381          100%            $42,995          100%
                                                  =======          ===             =======          ===

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)

    The growth in revenue during the three months ended March 31, 1995 from the comparable period of 1994 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $7,265,000 (23%) from the same period of 1994. Revenue from utilization management (U/M) services increased $105,000 (2%) for the three months ended March 31, 1995 from the comparable period in 1994. Revenue from fee schedule services increased $1,226,000 (39%) for the three months ended March 31, 1995 from the comparable period in 1994 due to new client additions and to increased revenue from several existing clients the most significant being General Motors which added additional states for these services. Government contract revenue decreased $210,000 (13%) from the comparable period in 1994 due to a relative shift of the use of resources in this area to new contract proposal activity which is not recoverable under the Company's current cost reimbursement contract.

    Cost of services increased $1,029,000 (7%) for the three months ended March 31, 1995 from the comparable period of 1994. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The largest component of the increase in these costs during the three months ended March 31, 1995 was operating expenses associated with the expansion and development of PPO networks in various locations. In addition, the Company incurred significant expenditures for the expansion of various PPO support functions, including data processing, provider relations and claims repricing.

    Selling and marketing costs increased $922,000 (17%) for the three months ended March 31, 1995 from the comparable period of 1994, primarily as a result of the hiring of additional sales personnel.

    General and administrative costs for the three months ended March 31, 1995 increased $98,000 (4%) from the comparable period of 1994. This increase is primarily attributable to increased professional services being provided to the Company.

    Depreciation and amortization expenses increased $334,000 (14%) for the three months ended March 31, 1995 from the comparable period of 1994, principally as a result of shortening the useful life of certain computer hardware and software in order to reflect current estimated useful lives and plans for replacement.

    Interest income for the three months ended March 31, 1995 increased $520,000 (44%) from the comparable period in 1994 due to a significant increase in the amount of cash equivalents and investments and a general increase in interest rates.

    Primarily as a result of the growth in revenues from the Company's PPO services at a more rapid pace than related expenses, total operating expenses as a percentage of revenue for the three months ended March 31, 1995 decreased to 52% from 57% for the comparable period of 1994.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)


LIQUIDITY AND CAPITAL RESOURCES

    The Company had $93,346,000 in working capital at March 31, 1995 compared with working capital of $78,444,000 at December 31, 1994. Cash equivalents and short- and long-term investments increased to $166,247,000 at March 31, 1995 from 138,684,000 at December 31, 1994, primarily as the result of cash provided by operating activities and, to a lesser extent, cash received upon the exercise of stock options. Through the first three months of the year, operating activities provided $27,083,000 of cash with $2,170,000 being utilized to repurchase shares of the Company's common stock.

    The Company believes that its working capital, long-term investments, and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of Primary Earnings Per Common Share

         (b) Exhibit 11 - Computation of Fully Diluted Earnings Per Common Share

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HealthCare COMPARE Corp.

Dated:   May 11, 1995                      /s/James C. Smith
                                           ------------------------------------
                                           James C. Smith
                                           President and Chief Executive Officer


Dated:   May 11, 1995                      /s/Joseph E. Whitters
                                           ------------------------------------
                                           Joseph E. Whitters
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)