Form 10-Q
period 1995-06-30
HEALTHCARE COMPARE CORP/DE/
filed 1995-08-15
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

         Yes      X                                         No
               -------                                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on August 10, 1995 was 34,306,291.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


                                                                                            Page Number
                                                                                            -----------
Part I.    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets - Assets at June 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .          3

           Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity at June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . .          4

           Consolidated Statements of Operations for the three months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .          5

           Consolidated Statements of Operations for the six months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .          6

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .         7-8

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .          9

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . . . . . . . . .        10-12

Part II.  Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .          13

           Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .          13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15-16

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS                                                                  June 30, 1995               December 31, 1994
                                                                        -------------               -----------------
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . .               $ 30,744,000               $ 29,412,000
    Short-term investments  . . . . . . . . . . . . . . . .                 81,043,000                 37,043,000
    Accounts receivable, less allowances for
         doubtful accounts of $3,606,000
         and $3,874,000, respectively . . . . . . . . . . .                 23,605,000                 24,386,000
    Other current assets  . . . . . . . . . . . . . . . . .                  3,984,000                  2,953,000
                                                                          ------------               ------------
    Total current assets  . . . . . . . . . . . . . . . . .                139,376,000                 93,794,000
                                                                           -----------                -----------

Long-Term Investments:
    Marketable securities   . . . . . . . . . . . . . . . .                 55,971,000                 62,229,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . .                 10,000,000                 10,000,000
                                                                           -----------                -----------
                                                                            65,971,000                 72,229,000
                                                                           -----------                -----------

Property and Equipment:
    Buildings and improvements  . . . . . . . . . . . . . .                 32,676,000                 31,940,000
    Computer equipment and software   . . . . . . . . . . .                 25,479,000                 25,236,000
    Office furniture and equipment  . . . . . . . . . . . .                 16,818,000                 16,235,000
                                                                          ------------               ------------
                                                                            74,973,000                 73,411,000
    Less accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . .                (31,372,000)               (28,111,000)
                                                                          ------------               ------------
    Net property and equipment  . . . . . . . . . . . . . .                 43,601,000                 45,300,000
                                                                          ------------               ------------


Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                  4,356,000                  3,686,000
                                                                          ------------               ------------

                                                                          $253,304,000               $215,009,000
                                                                          ============               ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30, 1995                December 31, 1994
                                                                      -------------                -----------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . .             $  4,630,000               $  4,938,000
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .               12,018,000                  9,606,000
    Income taxes payable  . . . . . . . . . . . . . . . . . .                  796,000                    806,000
                                                                          ------------               ------------
    Total current liabilities   . . . . . . . . . . . . . . .               17,444,000                 15,350,000

Non-Current Liabilities . . . . . . . . . . . . . . . . . . .                  146,000                    102,000
                                                                          ------------               ------------
    Total liabilities   . . . . . . . . . . . . . . . . . . .               17,590,000                 15,452,000
                                                                          ------------               ------------
Commitments and Contingencies . . . . . . . . . . . . . . . .                       --                         --
Stockholders' Equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . .                  362,000                    360,000
    Additional paid-in capital  . . . . . . . . . . . . . . .               95,811,000                 89,798,000
    Retained earnings   . . . . . . . . . . . . . . . . . . .              174,763,000                143,533,000
    Unrealized holding gain (loss) on marketable
         securities . . . . . . . . . . . . . . . . . . . . .                  147,000                   (935,000)
    Treasury stock, at cost   . . . . . . . . . . . . . . . .              (35,369,000)               (33,199,000)
                                                                          ------------               ------------
    Total stockholders' equity  . . . . . . . . . . . . . . .              235,714,000                199,557,000
                                                                          ------------               ------------

                                                                          $253,304,000               $215,009,000
                                                                          ============               ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                 Three Months Ended June 30,
                                                                            -----------------------------------
                                                                               1995                     1994
                                                                            -------------           --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $53,058,000               $46,038,000

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   15,470,000                16,281,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    6,472,000                 5,422,000
    General and administrative  . . . . . . . . . . . . . .                    2,713,000                 2,503,000
    Depreciation and amortization   . . . . . . . . . . . .                    2,717,000                 2,444,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (2,011,000)               (1,210,000)
                                                                             -----------               -----------
                                                                              25,361,000                25,440,000
                                                                             -----------               -----------

Income before income taxes  . . . . . . . . . . . . . . . .                   27,697,000                20,598,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (11,240,000)               (8,336,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                  $16,457,000               $12,262,000
                                                                             ===========               ===========
Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,006,000                35,053,000
                                                                             ===========               ===========

Net income per common share . . . . . . . . . . . . . . . .                  $       .47               $       .35
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                1995                      1994
                                                                            -------------              -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                 $104,439,000               $89,033,000

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   32,127,000                31,909,000
    Selling and marketing   . . . . . . . . . . . . . . . .                   12,663,000                10,691,000
    General and administrative  . . . . . . . . . . . . . .                    5,470,000                 5,162,000
    Depreciation and amortization   . . . . . . . . . . . .                    5,366,000                 4,759,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (3,720,000)               (2,399,000)
                                                                            ------------               -----------
                                                                              51,906,000                50,122,000
                                                                            ------------               -----------

Income before income taxes  . . . . . . . . . . . . . . . .                   52,533,000                38,911,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (21,303,000)              (15,570,000)
                                                                            ------------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                 $ 31,230,000               $23,341,000
                                                                            ============               ===========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   34,996,000                35,332,000
                                                                            ============               ===========

Net income per common share . . . . . . . . . . . . . . . .                 $        .89               $       .66
                                                                            ============               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                  1995                     1994
                                                                            -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .           $105,370,000              $ 90,203,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (48,334,000)              (46,276,000)
    Interest received, net  . . . . . . . . . . . . . . . . . . .              3,299,000                 3,427,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .            (21,358,000)              (13,269,000)
                                                                            -----------               ------------
    Net cash provided by operating activities   . . . . . . . . .             38,977,000                34,085,000
                                                                            -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .            (79,873,000)              (45,796,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             43,412,000                41,714,000
    Purchase of property and equipment  . . . . . . . . . . . . .             (3,667,000)               (3,524,000)
                                                                            -----------               ------------
    Net cash used in investing activities   . . . . . . . . . . .            (40,128,000)               (7,606,000)
                                                                            -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of put options on common stock  . . . . .                     --                   778,000
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             (2,170,000)              (27,264,000)
    Proceeds from issuance of common stock  . . . . . . . . . . .              4,653,000                 2,310,000
                                                                            -----------               ------------
    Net cash provided by (used in) financing activities   . . . .              2,483,000               (24,176,000)
                                                                            -----------               ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .              1,332,000                 2,303,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             29,412,000                23,425,000
                                                                            -----------               ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .           $ 30,744,000              $ 25,728,000
                                                                            ============              ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                             ------------------------------------
                                                                                   1995                     1994
                                                                             ------------              -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $31,230,000               $23,341,000
                                                                             -----------               -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization . . . . . . . . . . . . . . . .          5,366,000                 4,759,000
        Change in provision for uncollectible receivables . . . . . .           (268,000)                  302,000
        Amortization of bond premiums . . . . . . . . . . . . . . . .            632,000                   626,000
        Tax benefit from stock options and unrealized
          holding (gain) loss on marketable securities, net . . . . .            630,000                 1,423,000
        (Gain) loss on sale of investments  . . . . . . . . . . . . .            (99,000)                  128,000
        Changes in Assets and Liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .          1,049,000                 1,018,000
        Other current assets  . . . . . . . . . . . . . . . . . . . .         (1,031,000)                  580,000
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           (670,000)                    9,000
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           (308,000)                 (280,000)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .          2,412,000                 1,281,000
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .            (10,000)                  878,000
        Other liabilities . . . . . . . . . . . . . . . . . . . . . .             44,000                    20,000
                                                                             -----------               -----------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .          7,747,000                10,744,000
                                                                             -----------               -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $38,977,000               $34,085,000
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2. The Company's investments in marketable securities which are classified as available for sale had a net gain in market value of $1,082,000, net of deferred income taxes, for the six months ended June 30, 1995. The net unrealized gain at June 30, 1995, included as a component of stockholders' equity, was $147,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's share in the limited partnership at June 30, 1995, as reported by the partnership, was $9,505,000.

3.  Commitments and Contingencies
    Litigation: In April 1993, seven lawsuits were filed in the United States District Court for the Northern District of Illinois alleging violations of Federal securities laws by the Company and two of its executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements regarding the Company's financial prospects for 1993, which they further allege resulted in the price of the Company's common stock being inflated during the period in question. The plaintiffs seek compensatory damages, pre-and post-judgement interest, and the costs and disbursements of the lawsuits, including reasonable attorneys' and experts' fees. The lawsuits have been consolidated and in May, 1993, the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed a motion for class certification in June, 1993, and defendants have filed their opposition to class certification. In November 1993, the presiding Magistrate Judge recommended that the consolidated complaint be dismissed and subsequently stayed all proceedings involving class certification and discovery. Plaintiffs appealed the Magistrate's ruling to the presiding Federal Judge who, in June, 1994, affirmed the dismissal of the complaint. In August 1994, the Federal Judge entered an order allowing the plaintiffs to file an amended complaint, and in February 1995, the Federal Judge denied the Company's motion to dismiss the plaintiffs' amended complaint. The presiding Federal Judge has since certified, for review by the Seventh Circuit Court, the issue of whether the amended complaint should be dismissed. The Seventh Circuit Court accepted the certification and the matter has been duly briefed before the Appellate Court and is awaiting an argument and a ruling. Management believes that the plaintiffs' claims are without merit and is vigorously contesting these actions. However, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for liability, if any, that may result upon resolution of the matter has been made in the financial statements.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)

RESULTS OF OPERATIONS

         Revenues for the three and six months ended June 30, 1995 increased $7,020,000 (15%) and $15,406,000 (17%), respectively, from the comparable periods of 1994. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). The fee varies based upon the programs selected. Fee-based revenue has increased substantially from 1989 to the present as COMPARE has significantly expanded its PPO networks.

         The following tables set forth information with respect to the types and sources of the Company's revenues for the three and six months ended June 30, 1995 and 1994:

                                                         TYPES OF REVENUE
                                                         ($ in thousands)

                                 Three Months Ended June 30,                         Six Months Ended June 30,
                         -------------------------------------------         ---------------------------------------
                          1995          %          1994          %           1995          %          1994        %
                          ----          -          ----          -           ----          -          ----        -
Fee-based Revenue        $46,839       88%        $39,430       86%        $ 91,116       87%       $75,631      85%
Capitated Revenue          6,219       12           6,608       14           13,323       13         13,402      15
                         -------      ---         -------      ---         --------      ---        -------     ---
Total                    $53,058      100%        $46,038      100%        $104,439      100%       $89,033     100%
                         =======      ===         =======      ===         ========      ===        =======     ===

                                                        SOURCES OF REVENUE
                                                         ($ in thousands)

                                 Three Months Ended June 30,                               Six Months Ended June 30,
                         -------------------------------------------               ------------------------------------
                          1995          %          1994          %           1995          %          1994        %
                          ----          -          ----          -           ----          -          ----        -
PPO Services             $41,034       77%       $34,628        75%        $80,092        77%       $66,421      75%
Utilization Management
   Services                6,610       12          6,213        13          13,069        12         12,567      14
Fee Schedule Services      4,054        8          3,497         8           8,458         8          6,675       7
Government Contract
   Services                1,360        3          1,700         4           2,820         3          3,370       4
                         -------      ---        -------       ---         -------       ---        -------     ---
Total                    $53,058      100%       $46,038       100%       $104,439       100%       $89,033     100%
                         =======      ===        =======       ===        ========       ===        =======     ===

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)

         The growth in revenue during the three and six months ended June 30, 1995 from the comparable periods of 1994 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $6,406,000 (18%) and $13,671,000 (21%), respectively, from the same periods of 1994. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from utilization management (U/M) services increased $397,000 (6%) and $502,000 (4%) for the three and six months ended June 30, 1995, respectively, from the comparable periods in 1994. Revenue from fee schedule services increased $557,000 (16%) and $1,783,000 (27%) for the three and six months ended June 30, 1995, respectively, from the comparable periods in 1994 due to new client additions and increased revenue from several existing clients the most significant being General Motors which added additional states for these services. Government contract revenue decreased $340,000 (20%) and $550,000 (16%) from the same periods in 1994 due to a relative shift of the use of resources in this area to new contract proposal activity which is not recoverable under the Company's current cost reimbursement contract.

         Cost of services decreased $811,000 (5%) for the three months ended June 30, 1995 and increased $218,000 (1%) for the six months ended June 30, 1995 from the comparable periods of 1994. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The largest component of the decrease in these costs for the three months ended June 30, 1995 is attributable to the consolidation of the Company's various California operations into one facility and the elimination of redundant expenditures. For the six months ended June 30, 1995, expenses increased 1% on a 17% revenue increase due to the above-mentioned consolidations and the fixed cost nature of the PPO business.

         Selling and marketing costs increased $1,050,000 (19%) and $1,972,000 (18%) for the three and six months ended June 30, 1995 from the same periods of 1994, primarily as a result of the hiring of additional sales personnel.

         General and administrative costs for the three and six months ended June 30, 1995 increased $210,000 (8%) and $308,000 (6%), respectively, from the comparable periods of 1994. This increase is primarily attributable to increased professional services being provided to the Company.

         Depreciation and amortization expenses increased $273,000 (11%) and $607,000 (13%) for the three and six months ended June 30, 1995 from the comparable periods of 1994, principally as a result of shortening the useful life of certain computer hardware and software in order to reflect current estimated useful lives and plans for replacement.

         Interest income for the three and six months ended June 30, 1995 increased $801,000 (66%) and $1,321,000 (55%), respectively, from the same periods in 1994 due to a 50% increase in the amount of cash equivalents and investments since June 30, 1994.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)


         Primarily as a result of the growth in revenues from the Company's PPO services at a more rapid pace than related expenses, and to a lesser extent, expense reductions due to the consolidation of operations in California, net income for the three and six months ended June 30, 1995 increased $4,195,000 (34%) and $7,889,000 (34%), respectively, from the comparable periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $121,932,000 in working capital at June 30, 1995 compared with working capital of $78,444,000 at December 31, 1994. Cash equivalents and short- and long-term investments increased to $177,758,000 at June 30, 1995 from $138,684,000 at December 31, 1994, primarily as the result of cash provided by operating activities and, to a lesser extent, cash received upon the exercise of stock options. Through the first six months of the year, operating activities provided $38,977,000 of cash with $2,170,000 being utilized to repurchase shares of the Company's common stock (shares used by employees to finance the exercise of stock options).

         The Company believes that its working capital, long-term investments, and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company on May 24,
         1995, all directors of the Company were re-elected. The Company's 1995 Stock Option Plan was approved with a total of 20,529,652 shares cast in favor of the proposal, 4,412,132 shares cast against and 1,189,831 shares abstaining. In addition, there were 4,799,243 broker non-votes.


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

                            HealthCare COMPARE Corp.

Dated:  August 11, 1995                           /s/James C. Smith
                                                  ----------------------------
                                                  James C. Smith President and
                                                  Chief Executive Officer


Dated:  August 11, 1995                           /s/Joseph E. Whitters
                                                  ----------------------------
                                                  Joseph E. Whitters
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)