Form 10-Q
period 1995-09-30
HEALTHCARE COMPARE CORP/DE/
filed 1995-11-14
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________

                         Commission file number 0-15846

                            HealthCare COMPARE Corp.
             (Exact name of registrant as specified in its charter)


      Delaware                                        36-3307583
      --------                                        ----------
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

                 Yes      X                        No
                     -----------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 1995 was 34,548,511.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.    Financial Information                                                            Page Number
                                                                                            -----------
           Item 1.  Financial Statements


           Consolidated Balance Sheets - Assets at  September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .          3

           Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity at September 30, 1995 and December 31, 1994 . . . . . . . . . . . .          4

           Consolidated Statements of Operations for the three months
             ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .          5

           Consolidated Statements of Operations for the nine months
             ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .          6

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .         7-8

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .         9-10

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . . . . . . . . .        11-13

Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .          14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16-17

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS                                                                  September 30, 1995         December 31, 1994
                                                                        ------------------         -----------------
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . .                   $ 46,017,000             $ 29,412,000
    Short-term investments  . . . . . . . . . . . . . . . .                     82,990,000               37,043,000
    Accounts receivable, less allowances for
         doubtful accounts of $3,191,000
         and $3,874,000, respectively . . . . . . . . . . .                     27,528,000               24,386,000
    Other current assets  . . . . . . . . . . . . . . . . .                      6,028,000                2,953,000
                                                                              ------------             ------------
    Total current assets  . . . . . . . . . . . . . . . . .                    162,563,000               93,794,000
                                                                              ------------             ------------

Long-Term Investments:
    Marketable securities   . . . . . . . . . . . . . . . .                     50,212,000               62,229,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . .                     16,355,000               10,000,000
                                                                              ------------             ------------
                                                                                66,567,000               72,229,000
                                                                              ------------             ------------

Property and Equipment:
    Buildings and improvements  . . . . . . . . . . . . . .                     32,786,000               31,940,000
    Computer equipment and software   . . . . . . . . . . .                     26,868,000               25,236,000
    Office furniture and equipment  . . . . . . . . . . . .                     17,377,000               16,235,000
                                                                              ------------             ------------
                                                                                77,031,000               73,411,000
    Less accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . .                    (33,775,000)             (28,111,000)
                                                                              ------------             ------------
    Net property and equipment  . . . . . . . . . . . . . .                     43,256,000               45,300,000
                                                                              ------------             ------------


Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                      5,604,000                3,686,000
                                                                              ------------             ------------

                                                                              $277,990,000             $215,009,000
                                                                              ============             ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           September 30, 1995      December 31, 1994
                                                                           ------------------      -----------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . .               $    6,502,000            $    4,938,000
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   11,801,000                 9,606,000
    Income taxes payable  . . . . . . . . . . . . . . . . . .                           --                   806,000
                                                                               -----------              ------------
    Total current liabilities   . . . . . . . . . . . . . . .                   18,303,000                15,350,000

Non-Current Liabilities . . . . . . . . . . . . . . . . . . .                      141,000                   102,000
                                                                               -----------              ------------
    Total liabilities   . . . . . . . . . . . . . . . . . . .                   18,444,000                15,452,000
                                                                               -----------               -----------
Commitments and Contingencies . . . . . . . . . . . . . . . .                           --                        --
Stockholders' Equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . .                      365,000                   360,000
    Additional paid-in capital  . . . . . . . . . . . . . . .                  102,384,000                89,798,000
    Retained earnings   . . . . . . . . . . . . . . . . . . .                  192,015,000               143,533,000
    Unrealized holding gain (loss) on marketable
         securities . . . . . . . . . . . . . . . . . . . . .                      151,000                  (935,000)
    Treasury stock, at cost   . . . . . . . . . . . . . . . .                  (35,369,000)              (33,199,000)
                                                                               -----------               -----------
    Total stockholders' equity  . . . . . . . . . . . . . . .                  259,546,000               199,557,000
                                                                               -----------               -----------

                                                                              $277,990,000              $215,009,000
                                                                               ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                               Three Months Ended September 30,
                                                                            ------------------------------------

                                                                               1995                     1994
                                                                       --------------------     --------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $54,238,000               $48,132,000
                                                                             -----------               -----------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   15,650,000                15,054,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    6,616,000                 5,752,000
    General and administrative  . . . . . . . . . . . . . .                    2,734,000                 2,503,000
    Depreciation and amortization   . . . . . . . . . . . .                    2,479,000                 3,239,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (1,993,000)               (1,238,000)
                                                                             -----------               -----------
                                                                              25,486,000                25,310,000
                                                                             -----------               -----------

Income before income taxes  . . . . . . . . . . . . . . . .                   28,752,000                22,822,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (11,500,000)               (9,432,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                  $17,252,000               $13,390,000
                                                                             ===========               ===========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,057,000                34,330,000
                                                                             ===========               ===========

Net income per common share . . . . . . . . . . . . . . . .                  $       .49               $       .39
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                               Nine Months Ended September 30,
                                                                          ---------------------------------------

                                                                               1995                     1994
                                                                       --------------------     --------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                 $158,677,000              $137,165,000
                                                                            ------------              ------------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   47,777,000                46,963,000
    Selling and marketing   . . . . . . . . . . . . . . . .                   19,279,000                16,443,000
    General and administrative  . . . . . . . . . . . . . .                    8,204,000                 7,665,000
    Depreciation and amortization   . . . . . . . . . . . .                    7,845,000                 7,998,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (5,713,000)               (3,637,000)
                                                                            ------------              ------------
                                                                              77,392,000                75,432,000
                                                                            ------------              ------------

Income before income taxes  . . . . . . . . . . . . . . . .                   81,285,000                61,733,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (32,803,000)              (25,002,000)
                                                                            ------------              ------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                 $ 48,482,000              $ 36,731,000
                                                                            ============              ============

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,020,000                35,034,000
                                                                            ============              ============

Net income per common share . . . . . . . . . . . . . . . .                 $       1.38              $       1.05
                                                                            ============              ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                              Nine Months Ended September 30,
                                                                          ---------------------------------------

                                                                               1995                     1994
                                                                       --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .           $155,985,000              $135,695,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (72,370,000)              (68,860,000)
    Interest received, net  . . . . . . . . . . . . . . . . . . .              5,997,000                 4,448,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .            (34,388,000)              (23,121,000)
                                                                             -----------               -----------
    Net cash provided by operating activities   . . . . . . . . .             55,224,000                48,162,000
                                                                             -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .           (133,970,000)              (61,806,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             94,503,000                53,517,000
    Purchase of property and equipment  . . . . . . . . . . . . .             (5,821,000)               (5,821,000)
                                                                             -----------               -----------
    Net cash used in investing activities   . . . . . . . . . . .            (45,288,000)              (14,110,000)
                                                                             -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of put options on common stock  . . . . .  .                  --                   778,000
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             (2,170,000)              (28,130,000)
    Proceeds from issuance of common stock  . . . . . . . . . . .              8,839,000                 3,932,000
                                                                             -----------               -----------
    Net cash provided by (used in) financing activities   . . . .              6,669,000               (23,420,000)
                                                                             -----------               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             16,605,000                10,632,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             29,412,000                23,425,000
                                                                             -----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .            $46,017,000               $34,057,000
                                                                              ==========                ==========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                              Nine Months Ended September 30,
                                                                           -------------------------------------

                                                                               1995                     1994
                                                                       --------------------     --------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $48,482,000               $36,731,000
                                                                             -----------               -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization . . . . . . . . . . . . . . . .          7,845,000                 7,998,000
        Change in provision for uncollectible receivables . . . . . .           (683,000)                  510,000
        Amortization of bond premiums . . . . . . . . . . . . . . . .          1,061,000                   930,000
        Tax benefit from stock options and unrealized
          holding (gain) loss on marketable securities, net . . . . .          3,017,000                 1,720,000
        (Gain) loss on sale of investments  . . . . . . . . . . . . .            (58,000)                  152,000
        Loss on property disposal . . . . . . . . . . . . . . . . . .             20,000                        --

        Changes in Assets and Liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .         (2,459,000)                 (748,000)
        Other current assets  . . . . . . . . . . . . . . . . . . . .         (3,075,000)                 (688,000)
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . .         (1,918,000)                   14,000
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . .          1,564,000                  (526,000)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .          2,195,000                 1,882,000
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .           (806,000)                  161,000
        Other liabilities . . . . . . . . . . . . . . . . . . . . . .             39,000                    26,000
                                                                             -----------               -----------



    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .          6,742,000                11,431,000
                                                                             -----------               -----------



    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $55,224,000               $48,162,000
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

2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,086,000, net of deferred income taxes, for the nine months ended September 30, 1995. The net unrealized gain at September 30, 1995, included as a component of stockholders' equity, was $151,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at September 30, 1995, as reported by the partnership, was $9,936,000. In the third quarter of 1995, the Company invested $6,355,000 in another limited partnership which is being accounted for under the equity method of accounting. The Company's proportionate share of the partnership's income was $57,000 for the three months ended September 30, 1995 and is included in interest income.

3.  Commitments and Contingencies
    Litigation: In April 1993, seven lawsuits were filed in the United States District Court for the Northern District of Illinois alleging violations of Federal securities laws by the Company and two of its executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements regarding the Company's financial prospects for 1993, which they further allege resulted in the price of the Company's common stock being inflated during the period in question. The plaintiffs seek compensatory damages, pre-and post-judgement interest, and the costs and disbursements of the lawsuits, including reasonable attorneys' and experts' fees. The lawsuits have been consolidated and in May, 1993, the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed a motion for class certification in June, 1993, and defendants subsequently filed their opposition to class certification. In November 1993, the presiding Magistrate Judge recommended that the consolidated complaint be dismissed and subsequently stayed all proceedings involving class certification and discovery. Plaintiffs appealed the Magistrate's ruling to the presiding Federal Judge who, in June, 1994, affirmed the dismissal of the complaint. In August 1994, the Federal Judge entered an order allowing the plaintiffs to file an amended complaint, and in February 1995, the Federal Judge denied the Company's motion to dismiss the plaintiffs' amended complaint. The presiding Federal Judge subsequently certified, for review by the Seventh Circuit Court of Appeals, the issue of whether the amended complaint should be dismissed. The Seventh Circuit Court of Appeals accepted the certification and the matter was duly briefed before the Court of Appeals. In October, oral arguments were presented to the panel from the Seventh Circuit Court of Appeals. The Court has not yet ruled on the defendant's motion to dismiss. Management continues to believe that the plaintiffs' claims are without merit and is vigorously contesting these actions. However, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for liability, if any, that may result upon resolution of the matter has been made in the financial statements.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)

RESULTS OF OPERATIONS

         Revenues for the three and nine months ended September 30, 1995 increased $6,106,000 (13%) and $21,512,000 (16%), respectively, from the comparable periods of 1994. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). The fee varies based upon the programs selected. Fee-based revenue has increased substantially from 1989 to the present as COMPARE has significantly expanded its PPO networks.

         The following tables set forth information with respect to the types and sources of the Company's revenues for the three and nine months ended September 30, 1995 and 1994:

                                TYPES OF REVENUE
                                ($ in thousands)


                               Three Months Ended September 30,                   Nine Months Ended September 30,
                       ------------------------------------------------      -----------------------------------------
                          1995          %          1994          %           1995          %          1994        %
                          ----          -          ----          -           ----          -          ----        -
Fee-based Revenue        $48,392         89%      $41,619         86%      $140,508         89%    $117,250        85%

Capitated Revenue          5,846         11         6,513         14         18,169         11       19,915        15
                         -------         --       -------         --       ---------        --     --------        --

Total                    $54,238        100%      $48,132        100%      $158,677        100%    $137,165       100%
                          ======        ===        ======        ===        =======        ===      =======       ===

                               SOURCES OF REVENUE
                                ($ in thousands)


                               Three Months Ended September 30,                   Nine Months Ended September 30,
                          -----------------------------------------            -------------------------------------
                           1995           %        1994           %         1995             %       1994         %
                          -----          --        ----          --         ----            --      -----        --
PPO Services             $42,421         78%     $36,310        75%       $122,513        77%      $102,731      75%
Utilization Mgmt.
   Services                6,389         12        6,455        14          19,458        12         19,022      14
Fee Schedule Services      3,960          7        3,897         8          12,418         8         10,572       8
Government Contract
   Services                1,468          3        1,470         3           4,288         3          4,840       3
                         -------        ---       ------       ---         -------       ---         ------     ---

Total                    $54,238        100%     $48,132       100%       $158,677       100%      $137,165     100%
                          ======        ===       ======       ===         =======       ===        =======     ===

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)

         The growth in revenue during the three and nine months ended September 30, 1995 from the comparable periods of 1994 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $6,111,000 (17%) and $19,782,000 (19%), respectively, from the same periods of 1994. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from utilization management (U/M) services decreased $66,000 (1%) and increased $436,000 (2%) for the three and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. Revenue from fee schedule services increased $63,000 (2%) and $1,846,000 (17%) for the three and nine months ended September 30, 1995, respectively, from the comparable periods in 1994 due to new client additions and increased revenue from several existing clients. Government contract revenue decreased $2,000 (0%) and $552,000 (11%) from the same periods in 1994 due to the successful completion of the regional review portion of the Company's CHAMPUS contract.

         Cost of services increased $596,000 (4%) and $814,000 (2%) for the three and nine months ended September 30, 1995, respectively, from the comparable periods of 1994. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses incurred in the development of the Company's risk-based products. For the nine months ended September 30, 1995, cost of services increased only 2% on a 16% revenue increase due to the Company's consolidation of various California operations into one facility and due to the fixed cost nature of the PPO business.

         Selling and marketing costs increased $864,000 (15%) and $2,836,000 (17%) for the three and nine months ended September 30, 1995 from the same periods of 1994, primarily as a result of the hiring of additional sales personnel.

         General and administrative costs for the three and nine months ended September 30, 1995 increased $231,000 (9%) and $539,000 (7%), respectively, from the comparable periods of 1994. This increase is primarily attributable to the utilization of outside professional services in connection with the Company's efforts to acquire an insurance company.

         Depreciation and amortization expenses decreased $760,000 (23%) and $153,000 (2%) for the three and nine months ended September 30, 1995 from the comparable periods of 1994, principally as a result of shortening the useful life of certain assets in 1994 which resulted in higher depreciation expense in 1994.

         Interest income for the three and nine months ended September 30, 1995 increased $755,000 (61%) and $2,076,000 (57%), respectively, from the same periods in 1994 due to a 50% increase in the amount of cash equivalents and investments since September 30, 1994.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED) (CONT'D.)


         Net income for the three and nine months ended September 30, 1995 increased $3,862,000 (29%) and $11,751,000 (32%), respectively, from the comparable periods of 1994. This increase is due primarily to the growth in revenues from the Company's PPO services occurring at a more rapid pace than the growth of related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $144,260,000 in working capital at September 30, 1995 compared with working capital of $78,444,000 at December 31, 1994. Cash equivalents and short- and long-term investments increased to $195,574,000 at September 30, 1995 from $138,684,000 at December 31, 1994, primarily as the result of cash provided by operating activities and, to a lesser extent, cash received upon the exercise of stock options. Through the first nine months of the year, operating activities provided $55,224,000 of cash.

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

                            HealthCare COMPARE Corp.

Dated:      November 13, 1995       /s/James C. Smith
                                    ------------------------------------------
                                    James C. Smith
                                    President and Chief Executive Officer


Dated:      November 13, 1995       /s/Joseph E. Whitters
                                    ------------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)