Form 10-K405
period 1995-12-31
HEALTHCARE COMPARE CORP/DE/
filed 1996-03-29
CIK 812910

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                            -----------------

                                       OR

         { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                 ----------  ----------
     Commission file number 0-15846
                            -------

                            HealthCare COMPARE Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                             36-3307583
    -------------------------------  ---------------------------------------
    (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

        3200 Highland Avenue
       Downers Grove, Illinois                    60515
    -------------------------------            ------------
    (Address of principal executive             (Zip Code)
     offices)

       Registrant's telephone number, including area code: (708) 241-7900
                                                            -------------
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                  -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 18 was approximately $1,519,385,302. On that date, there were 31,327,532 shares of Common Stock issued and outstanding. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE


1995 Annual Report to Stockholders  . . . . . . . . . . Parts I, II and IV

Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 21, 1996 . . . . . . . . . . . . . . . . . . . . . Parts I and III


                                   PART I



ITEM 1.   BUSINESS

     GENERAL

     HealthCare COMPARE Corp. (together with its subsidiaries hereinafter collectively referred to as the "Company" or "COMPARE") is one of the nation's leading independent providers of medical cost management services. The Company believes it offers the broadest selection of group health and workers' compensation medical cost management services in the marketplace. The Company's strategy in helping clients manage medical costs is to target the segments of opportunity in the medical care marketplace which management believes offer the greatest opportunities for savings.

     By identifying medical costs that provide savings opportunities for group health clients, COMPARE provides cost-effective programs that facilitate the delivery of quality medical care, coupled with convenience and freedom of choice for benefit plan participants. By also identifying comparable opportunities for workers' compensation clients, COMPARE provides cost management services that focus on early return to work, while helping to control the medical, indemnity and administrative expenses associated with work-related injuries and illnesses.

     The Company's services include:

     THE AFFORDABLE MEDICAL NETWORKS--The Company's national network of hospitals, physicians and outpatient care providers facilitate the delivery of quality care at fixed, negotiated rates.

     COMPARE MEDICAL REVIEW PROGRAMS--Clinical management programs that facilitate the delivery of medically necessary care and identify cost-effective treatment alternatives.

     OUCH SYSTEMS--Provides computer-assisted bill review and audit, fee schedule review, and claims pricing services to maximize savings on workers' compensation claims and integrates both the AFFORDABLE Medical Networks and the COMPARE Medical Review Programs for workers' compensation payors.

     The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515 and its telephone number is (708) 241-7900.

     RECENT DEVELOPMENTS
     In February 1996, the Company acquired American Life and Health Insurance Company and a subsidiary insurance company. American is a small medical indemnity insurer with licenses in 26 states and approximately $8 million in annual premiums in 1995. The maximum purchase price will be approximately $11.5 million, subject to the satisfaction of certain contingencies.

     In January 1996, the Seventh Circuit Court of Appeals reversed the United States District Court and dismissed all counts of a consolidated class action complaint filed against the Company, James C. Smith, its Chief Executive Officer, and Joseph E. Whitters, its Chief Financial Officer. The dismissed complaint, which alleged violations of the federal securities laws, was filed in April 1993, purportedly on behalf of all persons who purchased the Company's common stock between December 28, 1992 and March 30, 1993. The plaintiffs may appeal the Court of Appeals' decision.

     STRATEGY

     COMPARE assists its clients with medical cost management through an array of programs designed to manage specific cost elements. Its various medical review programs help COMPARE's clients manage the number of units of medical services (volume) while its PPO products help COMPARE's clients manage the cost of those units of service (price). Through its OUCH Systems capabilities, the Company provides workers' compensation bill review services nationally. These services are coupled with the Company's review programs and PPO networks in order to provide a comprehensive product offering in the workers' compensation arenas where, in recent years, medical costs have been rising faster than in the group health arenas.

     COMPARE seeks to develop medical management programs designed to control the number of health care units, such as its hospital review program. COMPARE offers additional cost management programs which are also intended to control the number of health care units provided, including programs concentrating on mental health services, physical therapy and chiropractic services. COMPARE's management believes that the continuous offering of new and improved programs is important to the expansion of its business.

     Through the AFFORDABLE Medical Network ("AFFORDABLE"), COMPARE also offers its clients services designed to control the price of a health care unit of service. AFFORDABLE specializes in the development of PPOs and the collection and analysis of health care cost data. AFFORDABLE's capability to analyze health care cost data allows it to use a client's actual history of health care usage to structure networks of providers tailored to client needs.

     With the Company's recent acquisition of a small indemnity insurance company (see "Recent Developments" page 3 and "Insurance Company Acquisition" page 21), the Company will expand its product offering to leverage its managed care assets of The AFFORDABLE Medical Network and its clinical management services. This expansion of its product offering will allow the Company to provide HMO-like services to multi-sited employers. The Company will be rolling out these services during 1996.

     HEALTH CARE REFORM, EXPENDITURES AND MANAGED CARE

     In recent years, political, economic and regulatory influences have subjected the health care industry to fundamental change and consolidation. Since 1993, the Clinton Administration has proposed various programs to reform the health care system and expressed its commitment to (i) increasing health care coverage for the uninsured, (ii) controlling the continued escalation of health care expenditures, and (iii) using health care reimbursement policy to help control the federal deficit. Even though Congress rejected the Clinton Administration's proposals, several potential approaches remain under consideration, including broad insurance reform proposals, tax incentives for individuals and the self-employed to purchase insurance, controls on the growth of Medicare and Medicaid spending, the creation of insurance purchasing groups for small businesses and individuals, and market-based changes to the health care delivery system. Proposals under consideration on the federal level would also provide incentives for the provision of cost-effective, quality health care through encouraging managed care systems. In addition, many states are considering various health care reform proposals. At both the federal and state level, there is growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that the public debate of these issues will likely continue in the future. Although the Company believes it is well-positioned to respond to the stated concerns, the Company cannot predict what impact the proposed measures may have on its business. Concern about the proposed reform measures and their potential effect has been reflected in the volatility of the stock prices of companies in health care and related industries, including the Company.

     The Company is monitoring developments concerning health care reform and preparing strategic responses to the different reform scenarios. In response to pending legislation and market pressures and in anticipation of future health care reform, the Company is in the process of broadening and diversifying its services so it will be less affected if health care reform proposals are enacted.

     Independent managed care firms, such as COMPARE, offer numerous programs designed to help payors for health care control their medical costs. Unlike HMOs, clinical management and PPO companies typically do not underwrite health insurance or assume related risks. Clinical management and PPO services have been offered on a commercially significant scale during approximately the last ten years by independent firms which are engaged primarily in providing these types of services. The industry is currently highly fragmented with numerous independent firms providing medical utilization review and PPO services, primarily on a regional or local level. In addition, a growing number of health insurance carriers, HMOs and third party administrators have established internal clinical management and PPO departments. However, due to the tremendous resources required to develop a PPO network, these organizations have not had nearly the same success in establishing a national PPO network as the Company.

     The emergence of independent medical cost management firms providing clinical management and PPO services demonstrates the increased recognition of these services as effective cost containment techniques. For self-insured employers, these services provide an objective oversight function that enables them to directly monitor, manage and control their health care expenditures.
In the case of health insurance carriers, the cost savings resulting from clinical management and PPO services enable them to offer more competitively priced indemnity products. For third party administrators, medical utilization review and PPO services are other services which may be offered to clients.
For HMOs, PPO services provide multi-site employers with a medical network outside of the area covered by the HMO.

     In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. While medical costs are significantly less in size, representing only about 4% of total health care expenditures, the increase in costs are significant for employers and insurance carriers and have risen more than 1000% since 1970. COMPARE and certain other cost management firms offer numerous programs designed to control escalating medical expenses, indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service, the quality of that service, and helping the injured employee in returning to productive employment. In addition, bill review services are applied on a national basis in the 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. Additionally, at least 36 states have adopted legislation that allows for workers' compensation managed care services, and legislation has been proposed in other states. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

     PPO SERVICES - THE AFFORDABLE MEDICAL NETWORKS

     Established in 1983, AFFORDABLE develops and manages payor-based PPO networks throughout the country that incorporate both group health and workers' compensation medical providers. This area of the Company's business has been its fastest growing and is principally responsible for the significant growth in revenue and earnings since 1989. The PPO networks developed and managed by AFFORDABLE consist of hospitals, physicians and other health care providers who offer their services to AFFORDABLE clients at negotiated rates in order to gain access to AFFORDABLE's growing national client base.

     AFFORDABLE's hospital network currently includes approximately 2,100 hospitals in 49 states. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, AFFORDABLE has established outpatient care networks (OCN) comprising approximately 181,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 49 states and the District of Columbia.

     Since COMPARE's acquisition of AFFORDABLE in June 1988, AFFORDABLE has incurred substantial expense in expanding its PPO networks. The expansion has occurred in the number of health care providers within existing areas and in the number of networks throughout the country. AFFORDABLE has expanded the number of hospital networks not only in major metropolitan markets, but also has targeted secondary and tertiary markets; many of the hospitals and OCN providers that have been added during the past year have been in these areas. In 1988, the Company operated in states representing approximately 15% of the nation's population. AFFORDABLE currently maintains hospital networks in states which represent over 95% of the nation's population. The Company has contracted with hospital and OCN providers in all states and is filling out these networks primarily in secondary and tertiary markets. Management expects to continue to incur significant expenses to further expand its hospital and outpatient care networks, particularly in secondary and tertiary markets.

     The following table sets forth information with respect to the approximate number of participating providers at the end of the following years in The AFFORDABLE Medical Network:


                                                December 31,
                                 ------------------------------------------
                                 1991      1992      1993     1994     1995
                                 ----      ----      ----     ----     ----
Number of Hospitals in Network     860     1,250     1,550    1,900    2,100

Outpatient Care Network
  Providers                     42,000    85,000   107,000  150,000  181,000


     The AFFORDABLE networks have been developed in response to the needs of COMPARE's national client base. These clients provide the leverage necessary to enable AFFORDABLE to negotiate favorable rates with providers throughout the country. The AFFORDABLE client base includes a diverse group of health care payors, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The Company estimates that its PPO clients spent over $27 billion on health care expenditures in 1995. The amalgamated buying leverage of these clients, the Company believes, provides it with unique strength in negotiating PPO contracts with current and prospective health care providers.

     As a fee for developing and managing PPO networks, in virtually all cases, AFFORDABLE charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract, and out-of-pocket benefit co-payments.

     AFFORDABLE competes with national and local firms which develop PPOs and with major insurance carriers, third party administrators and utilization review firms which have implemented their own preferred provider networks as well as with firms which specialize in the collection and analysis of health care cost data.

     APPROACH TO NETWORK DEVELOPMENT

     The strategy of The AFFORDABLE Medical Networks is to create a selective network of individual providers which will meet the medical, financial, geographic and quality needs of its clients and their beneficiaries. AFFORDABLE contracts directly with each individual hospital and does not contract with groups of hospitals or provider networks established by other organizations. Management believes this provides the maximum control over the composition and rates in the network and ensures provider stability in the AFFORDABLE network. To further promote stability and savings in the network, when possible, AFFORDABLE enters into multi-year agreements with its providers with nominal annual rate increases.

     The selected providers benefit from their participation in the AFFORDABLE network through increased patient volume as patients are directed to them through health benefit plans maintained by AFFORDABLE's clients and other channeling mechanisms, such as COMPARE's clinical management services and PPO InfoLine.

     The network development process begins with an in-depth analysis of the provider supply and demand in a targeted geographic area. Extensive data analysis is performed with proprietary software on public and client data bases to identify the utilization and cost experience of payors by hospital and service area; to develop profiles of average lengths of stay and costs per day and per discharge by type of service and to measure the providers performance against established quality standards. This assessment allows AFFORDABLE to determine and negotiate favorable rates which will result in effective savings to clients. It also establishes the service and geographic needs of clients which direct the selection of network providers.

     Other demographic and environmental information gathered in the assessment process such as the economic condition of the area, major businesses in the community and applicable legal and regulatory requirements, assists in identifying key factors which can impact the network negotiating process. Site visits to all key hospitals are also conducted by negotiators to gain a greater understanding of the geography of the area, the hospital physical plant and the competitive environment.

     When developing a PPO network, the AFFORDABLE strategy is to initially establish a hospital network since approximately 50% of all health care expenditures occur in the hospital setting. Once the hospital network is established, AFFORDABLE develops a network of outpatient providers of health care services. This network consists of the full array of providers including physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers. By establishing contractual relationships with the complete range of providers, AFFORDABLE is able to impact most of the client's health costs and to facilitate referrals within the network for all needed care.

     The rate structure negotiated by AFFORDABLE maximizes the savings for the client and gives incentives to providers to deliver cost effective care.
Unlike many other PPOs which negotiate price discounts or separate rates for intensive care and other specialty units, AFFORDABLE strives to negotiate a single all inclusive per diem for medical/surgical and intensive care unit days in hospitals. The majority of the Company's hospital PPO contracts are negotiated with an all-inclusive rate structure. The charges for hospital outpatient care are controlled as well through reimbursement caps. Fees for physicians and other outpatient providers are set by fee schedules established by AFFORDABLE. The negotiated rates have resulted in typical savings of over 40% on inpatient hospital costs and 20-30% for physicians costs.

     Potential providers are invited to become preferred providers by submitting proposed rates for services in a competitive bidding process. AFFORDABLE evaluates these proposals based on price, range of services, geographic location, community reputation, historical utilization patterns and indications of provider quality. AFFORDABLE negotiates with the providers and selects those which meet the clients' objectives. After a network has been established, AFFORDABLE provides ongoing consulting services to clients, renegotiates contracts with providers and prepares annual evaluations which profile for its clients the effectiveness of the network. The networks are continuously undergoing refinements with active redevelopment activity to expand geographic coverage.

     In order to promote an ongoing and long term positive business relationship with network providers, AFFORDABLE has established an extensive provider relations program. Dedicated staff perform a variety of activities including responding to hospital claims inquiries, conducting site visits, preparing provider newsletters and participating in joint hospital/AFFORDABLE functions which are intended to promote goodwill and increased utilization of network providers. The Company's retention rate for hospitals has been more than 97% and over 95% for physicians and other outpatient providers.

PPO QUALITY ASSESSMENT

     Quality assessment of network providers is a critical component in the selection and retention process. The Company has established an intensive program which evaluates each individual provider against standards set for various quality indicators. Provider evaluation occurs prior to the selection of the provider and continues while they are in the network. Providers who do not meet standards will not be selected or invited to remain in the network. COMPARE has made significant investment in the development of data bases to maintain and improve the quality of the
AFFORDABLE Medical Network. Physicians employed by COMPARE are active participants in the quality assessment process. There is an established committee of physicians which meet regularly to act on provider selection and
retention decisions based on quality issues.   The clinical expertise available
through the COMPARE medical staff is a key ingredient to the effectiveness of the quality assessment activities.

INFORMATION SYSTEMS

     AFFORDABLE utilizes a broad range of proprietary information systems applications to support its PPO business. Present information systems support management of all aspects of provider recruitment, including maintenance of a comprehensive data base of information about members of each PPO network. Additional information systems are utilized to develop rate and fee objectives and strategies prior to initiating contract negotiations with providers. The Company has invested substantially in its information systems and anticipates continuing these investments in the future. Currently the Company has major upgrades underway within the Company's medical provider and claims pricing systems for its PPO business.

     CLAIMS PRICING

     AFFORDABLE also maintains an array of information systems to re-price health care claims to the contracted rate for its clients. Most clients rely on AFFORDABLE to determine PPO contractual payments for claims submitted from PPO providers. Hospital claims are sent from the client's claims administrator or directly from the PPO provider to AFFORDABLE for pricing at the negotiated rates. In most cases, Outpatient Care Network claims are sent directly to the claims administrator and are priced using AFFORDABLE's fee schedules. These schedules are provided to the claims administrator on tape and are updated on a regular basis.

     ANALYTIC SERVICES

     Health care cost data analysis services are available to the Company's clients for a fee on a stand-alone basis. These services provide clients with in-depth customized information concerning their health care cost and utilization experience. Using its internally developed proprietary software, the Company analyzes its clients' health care claims information and benefit plans in order to profile each client's specific health care cost problems and evaluate appropriate cost management programs. This software also allows the Company to simulate how changes in a benefit plan's structure will change the overall cost of a benefit program. The Company also provides clients with customized software products to allow further analysis of health care cost issues.


     CLINICAL MANAGEMENT SERVICES - COMPARE MEDICAL REVIEW PROGRAMS

     COMPARE provides centralized clinical management programs (utilization review and medical case management services) from its headquarters in Downers Grove, Illinois, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. COMPARE also has a nationwide network of consulting physicians in various specialties. For many of its programs, COMPARE charges its clients a "capitated fee," i.e., a fixed monthly fee for each participant (excluding covered dependents) in a client-sponsored health care plan.

The amount of this fee varies depending on the size of the client and the number and type of review programs selected by the client. For other services, including case management, COMPARE charges fees on an hourly basis rather than a capitated basis.

     COMPARE's approach to medical management is based on the development of clinically valid review criteria and procedures using the resources of its professional staff as well as resources external to COMPARE. Review criteria are structured so that a review coordinator or case manager can review the majority of cases presented. If a proposed hospital admission or outpatient service fails to meet established criteria, a COMPARE-employed or retained physician (or other doctoral level practitioner such as a Doctor of Chiropractic or Doctor of Psychology) reviews the case and may contact the patient's provider to obtain additional information.

     Clients who purchase COMPARE's clinical management programs advise their participants and dependents of review requirements. A participant or his or her attending physician utilizes a clinical management program by calling one of COMPARE's toll free numbers prior to the proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. The telephone lines at COMPARE's headquarters are currently staffed five days a week, eleven and one-half hours a day (calls placed at other hours are answered by a recorded message with the opportunity, in some circumstances, for the caller to leave recorded information.) From these calls, COMPARE's clinical management staff gathers the demographic and medical information necessary to enable it to perform review and enters this information into COMPARE's proprietary review system. Based on this information and using COMPARE's clinically valid and proprietary review criteria, COMPARE determines whether it can recommend certification for the proposed hospitalization or outpatient service as medically necessary under the participant's health care plan.

     Upon completion of the review, COMPARE notifies the participant, the attending physician and other affected providers of the outcome of the review. It also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the benefit plan. COMPARE does not practice medicine and its services are advisory in nature. All decisions as to the payment or denial of benefits and about eligibility or coverage under the benefit plan are made only by the claims administrator, not by COMPARE. All decisions as to the patient's medical treatment are made by the patient and the attending physician, not by COMPARE.

     COMPARE provides standard educational materials which can be used by its clients for advising participants of the utilization management services. COMPARE also works with clients in developing customized materials for this purpose. Participants can call COMPARE on a toll-free line if they have questions regarding its services. Clients and their claim administrators can also obtain additional information from the Client Services staff.

     COMPARE provides its clients with standardized reports, on a regular basis, which contain information that enables them to analyze the effectiveness of COMPARE's services.

     CLINICAL MANAGEMENT PROGRAMS

     COMPARE offers several clinical management programs from which its clients may select. Most of COMPARE's clients subscribe to its Hospital Review Program, which serves as the base to which COMPARE's other programs may be added. Approximately 90% of COMPARE's clients subscribe to at least one additional COMPARE program. COMPARE also offers its programs on a stand-alone basis, without requiring participation in its Hospital Review Program. The following is a summary of the Company's principal programs currently being offered.

     HOSPITAL REVIEW. COMPARE's Hospital Review Program is designed to reduce a client's hospitalization costs by identifying (for the purposes of benefit plan coverage only) hospital admissions and lengths of stay which can be considered medically unnecessary or excessive compared to established national criteria. COMPARE's Hospital Review Program involves a review by COMPARE personnel of the medical necessity of proposed hospital admissions under the participant's benefit plan, as well as the proposed length of a patient's stay. Additionally, COMPARE remains actively involved during the hospitalization in reviewing and monitoring the patient's length of stay. This same process is applied to workers' compensation admissions.

     CASE MANAGEMENT. The medical Case Management Program is designed to provide clients with a careful review of all cases which involve complex high cost or chronic diseases, conditions or catastrophic illnesses. Through periodic reviews, COMPARE's nurse case managers and physicians identify and inform benefit plan administrators of potentially large claim cases. If requested to do so by the plan administrator, COMPARE renders ongoing case management services for an hourly fee. These services consist primarily of conferring with the attending physician and other providers to identify cost-effective treatment alternatives. Such alternatives may include moving a patient from an acute care hospital to less expensive settings -- often the home -- as soon as the patient's physician determines that it is safe and medically feasible. If such a move requires a home nursing service or medical equipment, COMPARE serves as a referral for alternative available services, provides recommendations regarding continued usage of these services and negotiates discounts with the providers where network providers are not appropriate or not available. In all cases, the decision as to whether to proceed with the course of treatment initially prescribed by the attending physician or the more cost-efficient alternative identified by COMPARE is made by the patient and his physician. Clients which select stand-alone case management independently identify those cases which involve potentially high cost diseases, conditions or procedures and refer such cases to COMPARE to identify cost-effective treatment alternatives.

There are three levels of intensity for case management intervention. Each level changes to coincide with the patient's medical condition and service needs:

     - PRIMARY CASE MANAGEMENT: These interventions focus on short-term outcomes and episodic health care services and are driven by specific guidelines and criteria. This level of case management is appropriate when minimal involvement will achieve optimal cost, quality and clinical outcomes. At this level, COMPARE performs an initial case assessment and then either makes a certification recommendation or refers the case to another level based upon the intervention required for positive outcome.

     - SECONDARY CASE MANAGEMENT: Focuses on medical situations with moderate variations in cost, quality and/or clinical outcomes that can be positively influenced by greater case management involvement. Anticipated outcomes that benefit from this level of service can include: one-time negotiations for medical services, assessing the patient's return to work potential, or home health evaluation.

     - TERTIARY CASE MANAGEMENT: This involves complex, long-term clinical scenarios with a wide range of possible quality, cost and/or clinical outcomes and is driven by utilization management and quality assessment actions. The cases that benefit from tertiary case management include those situations that involve multiple providers and/or deal with significant patient and family issues.

The factors considered in determining the appropriate level of clinical management include:

     -     The anticipated degree of case complexity.
     -     The intensity of resources needed to manage the case.
     - The potential variability in cost, quality and/or clinical outcomes.

The Medical Management process for Workers' Compensation keeps track of an injured worker's care and identifies opportunities for cost-effective alternative care and treatment with the goal of returning the worker to the client's work force or to reach Maximum Medical Improvement (MMI) as soon as
medically feasible.   The Medical Manager is responsible for the overall
coordination of the many comprehensive services that may be needed, such as review of rehabilitation and chiropractic care, home health services and others, with a constant focus on the injured worker's ability to return to productivity.

     PPO REDIRECTION AND INFOLINE. For clients who prescribe to COMPARE's clinical management program and the AFFORDABLE Medical Network, COMPARE will attempt to redirect the patient to a PPO hospital or outpatient provider located near the patient. Additionally, the clients' participants can call PPO InfoLine to ascertain a network provider of their choosing who is within a reasonable proximity to their place of residence or work. By utilizing a PPO network hospital or outpatient provider, the payor and the patient will achieve savings from what the billed charges would otherwise be.


    OTHER CLINICAL MANAGEMENT PROGRAMS:
         -   Managed Surgical Opiniono      -   Prospective Chiropractic Review
         -   Mental Health Review Services  -   Maternity Line
         -   CareLine                       -   Outpatient Review
         -   Disability Management          -   CHAMPUS Select

    PHYSICIAN RESOURCES

     COMPARE believes that its full-time in-house physician staff is an invaluable resource in its clinical management programs. The staff now includes experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics, and surgery as well as other doctoral level practitioners such as clinical psychology and chiropractic medicine. In addition, COMPARE has a nationwide network of consulting physicians in the significant specialties. This physician staff is crucial to the development and maintenance of up-to-date clinically valid review criteria and protocols and the network quality assessment efforts. This staff consults with first level reviewers, reviews cases which fail to meet criteria and discusses those and other complex cases with participants' attending physicians.

     INFORMATION SYSTEM

     Management of COMPARE believes that COMPARE's interactive, on-line computer-based information system has been a major factor in its ability to provide clients with healthcare cost management services. This information system is comprised of four parts: proprietary software, a database of hospital utilization norms, a database of patient-specific information and an automated data reporting and transmission capability.

     COMPARE's proprietary software programs record and access patient and provider information. This allows COMPARE personnel to access utilization norms and standards as part of the review process or to analyze cost data in negotiating reimbursement rates with health care providers. COMPARE's proprietary software generates extensive internal reports to supplement the review process by informing reviewers when specific follow-up activities, such as case management screening, are required to be performed by COMPARE personnel. In addition, COMPARE's proprietary software also generates extensive reports for its clients. These reports typically itemize all cases reviewed or cases involving PPO services and detail the effectiveness of the services provided. If so requested, COMPARE will customize these reports to fit the needs of a particular client.

     The hospital utilization norms database consists of information against which COMPARE analyzes a participant's proposed treatment plan in order to determine whether the proposed length can be certified as medically necessary. This data base has been compiled from commercially available information. COMPARE has enhanced this database to include proprietary information derived from its experience in performing utilization management services.

     The patient-specific database consists of data that has been collected concerning each proposed hospital admission, including patient demographics, medical history and diagnostic and procedural information. COMPARE's review personnel can access the current status of the patient's case to identify more cost-effective treatment alternatives. Currently the Company is in the midst of a major system rewrite and enhancement to its utilization management information systems.

     COMPARE's information system also has the capability of sending machine-readable computer tapes or information by electronic transfer directly to the computers of third party payors and/or clients in order to expedite claims administration. All correspondence confirming COMPARE's recommendations with respect to a prescribed treatment plan is automatically generated and sent to the attending physician, participant and plan administrator by the system.

     OUCH SYSTEMS

     The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state specific workers' compensation fee schedules, checks for billing infractions and applies provider contract discounts. Since all of these functions are consolidated and automated, the Company believes it reduces paperwork and costs associated with claims processing. Since these system capabilities are integrated with its utilization management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry.

     WORKERS' COMPENSATION. OUCH's workers' compensation program was introduced in California in 1986. COMPARE management believes it offers the most comprehensive workers' compensation cost management program available which has been integrated into the Company's utilization management and PPO operations.

     MARKETING. COMPARE markets the OUCH programs to insurance carriers, third party administrators, and self-insured, self-administered companies. The Company's payor clients include at least some offices of six of the ten largest workers' compensation insurers and the largest industrial company in the world. Worksite posters, provider directories, benefit plan design and other materials provided by its payor clients encourage injured employees to utilize The AFFORDABLE provider network.

     OUCH SYSTEMS BILL REVIEW. Services offered by the Company include a computer assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees (fee schedule) has been established for workers' compensation medical claims. The review process corrects errors a provider makes in applying these fee schedules. OUCH Systems also reviews whether the appropriate level of service was billed. Provider network discounts are applied as well during the review.

     An agreement was entered into with Electronic Data Systems Corporation ("EDS") primarily for the purpose of developing and jointly marketing medical and administrative cost management services to workers' compensation payors and those group health payors agreed to by the parties. EDS, utilizing its extensive data processing and communications networks, provides data processing, electronic claims transmission and marketing support services to OUCH Systems.

     EDS modified its comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with COMPARE'S clinical management programs. The system also utilizes EDS' communications network which provides the opportunity to review claims in multiple locations, including client offices and direct data transmission between COMPARE and its clients. Systems development occurred throughout the latter half of 1989, with operations beginning in the first quarter of 1990.

     COMPARE, in conjunction with EDS, offers the OUCH Systems Bill Review software product to those clients who wish to internalize the bill review process which has been a major source of new sales leads. COMPARE and EDS provide all system updates, all loading of fee schedules, and any enhancements made to the system for systems users. COMPARE also maintains a Systems User Group which assists the Company in determining how the bill review product can continually be improved. The advantages of the OUCH Bill Review System, in addition to internalization for clients, is the advantage of unlimited processing from multiple locations.

     COMPENSATION. The Company generally receives an agreed upon percentage of total savings generated for clients through bill reviews, including provider network discounts, adjustments to applicable billing rules and regulations and utilization reviews. Savings are generally calculated as the difference between the amount medical providers bill OUCH Systems' payor clients and the amount COMPARE recommends for payment. Other fees are computed at an agreed upon fee per covered participant, bill processed or service performed.

     CUSTOMERS AND MARKETING

     COMPARE primarily markets its services to national multi-sited direct accounts, including self-insured employers, government employee groups and multi-employer trusts. In addition, COMPARE markets its services to and through group health and workers' compensation insurance carriers and third party administrators. The following are representative customers of COMPARE:

Arthur J. Gallagher & Co.                       National Association of Letter Carriers
American Postal Workers Union Health Plan       National Health Laboratories, Inc.
American Chambers Insurance Company             Norwest Corporation
Boilermakers National Trust and Welfare         Pacific Telesis Group
  Fund                                          R. E. Harrington, Inc.
Celtic Life Insurance Company                   RETA Trust
CNA Insurance Companies                         Sedgwick James
ConAgra, Inc.                                   State Farm Mutual Automobile Insurance
First Data Corp.                                  Company
First Health Strategies, Inc. (ALTA)            Texas Instruments
General Motors Corporation                      The Sherwin-Williams Company
Government Employees Hospital Association       United Airlines, Inc.
Kemper National Insurance Company               Walgreen Company
Liberty Mutual Insurance Company                Wausau Insurance Companies
McDonald's Corporation                          WellPoint Life Insurance Company
NALCO Chemical Company                          The Williams Companies, Inc.


     The following table sets forth information with respect to the approximate percentage of COMPARE's revenues represented by each client category for each period presented:

                              REVENUE CONTRIBUTION


                                            Years Ended December 31,
                                            ------------------------
        Category of Client                   1993     1994     1995
                                            ------   ------   ------
Direct accounts                              56%       58%       60%

Insurance carriers and
  third party administrators                 44%       42%       40%
                                            ---       ---       ---

Total                                       100%      100%      100%
                                            ===       ===       ===


     COMPARE presently has more than 50 group health and workers' compensation insurance carrier clients. Typically, COMPARE enters into a master service agreement with an insurance carrier under which COMPARE agrees to provide its cost management services to health care plans maintained by the carrier's policyholders. COMPARE's services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering COMPARE's services to its policyholders, thus relieving COMPARE of a significant marketing expense.

     COMPARE typically enters into standardized service contracts with its direct accounts and master service agreements with its insurance carrier and third party administrator clients. These contracts and agreements have automatically renewable successive terms of between one and three years, and are generally terminable upon one to six months' notice prior to their expiration. These contracts are generally non-exclusive and permit the client to provide medical review services on an in-house basis; however, these contracts are generally exclusive as to the client's ability to use other PPO firms during their term.

     During 1993, 1994 and 1995, the Company's contract with Government Employees Hospital Association (a plan covering certain government employees) accounted for 16%, 14% and 13% of revenues, respectively.

     Additionally, during 1995 the Company had a contract with the National Association of Letter Carriers (a plan covering certain federal government employees) which accounted for 10% of revenue in 1995.

     1996 REVENUE OUTLOOK

     - PPO Services--The Company currently expects that PPO revenue growth will continue in 1996 as the result of continuing:
                 1)   increased utilization of services by
                      existing clients;
                 2)   expansion and development of the
                      Company's PPO networks, particularly in secondary and tertiary markets; and
                 3)   new client additions.

     - Fee Schedule Services are expected to increase in 1996 as a result of new contracts with Liberty Mutual Insurance Company (the nation's largest workers' compensation insurer), Louisiana Workers' Compensation Corp. and others who will be utilizing the Company's fee schedule services.

     - Clinical Management Services are expected to decline in 1995 as a result of the loss of business resulting from clients electing to perform these services in-house and, in other cases, the Company's refusal to lower its prices to compete with companies which have fewer clinical professionals involved in the services.

     - Government Contract Services declined from 1994 to 1995 as a result of the successful completion of the review portion of the Company's contract with the Department of Defense, and it is expected that revenue from this contract will decline further in 1996. Unless this contract is extended beyond its June 1996 expiration date, it is anticipated that no additional revenue from this contract will be received by the Company in the latter half of 1996.

     COMPETITION

     COMPARE competes in a highly fragmented market with national and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators which have implemented their own internal cost management services. In addition, other health care programs sponsored by COMPARE's clients, such as HMOs, compete for the enrollment of benefit plan participants. COMPARE is subject to intense competition in each market segment in which it competes. Many of COMPARE's competitors are significantly larger and have greater financial and marketing resources than COMPARE.

     COMPARE competes on the basis of the quality and cost-effectiveness of its programs, its proprietary computer-based information system and its emphasis on commitment to service and high degree of physician involvement. Due to the quality of the services offered, COMPARE tends to charge more for its services than many of its competitors.

     The insurer market for workers' compensation programs is somewhat concentrated with the top ten insurers controlling over 50% of the insured market. The loss or addition of any one of these insurers could have a material impact on revenues. OUCH currently has as clients at least some offices of six of the top ten insurers. While experience differs with various clients, obtaining a new client can require extended discussions.

     EMPLOYEES

     As of December 31, 1995, COMPARE had approximately 1,525 employees, including approximately 350 in information systems, sales and marketing; 300 employees in various review and quality assessment activities; 290 employees involved in PPO negotiations and development; 280 involved with bill review and claims pricing activities and the remainder involved with accounting, human resources, client services, and other administrative, support and executive functions. COMPARE also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by COMPARE to render consulting services.

     INTEGRATED PRODUCTS

     The Company has introduced a number of new services during the course of the last few years that will continue its product evolution. These new services will incorporate various features of COMPARE's clinical management and PPO services in order to provide clients increased opportunities for medical cost savings. Common characteristics of these new services include:

     -   More aggressively managed and more selective provider networks.
     -   More aggressive risk sharing financial arrangements with providers.
     -   Improved communication and linkage with members and participants.
     -   Longer term contracts with providers.
     -   Intensive medical case management intervention.

     MANAGED TRANSPLANT SYSTEM. As medical technology advances, new and more complicated procedures, such as transplants, have been developed. In an attempt to assist the Company's clients in meeting these technological advances and their related costs, COMPARE has developed The Managed Transplant System.

     This program has been designed to facilitate the cost-effective use of high quality transplant services through an integrated system whereby case management staff assists in the coordination of the process from the determination of the need for a transplant through follow up care for one year after the transplant is performed.

     The goals of The Managed Transplant System include:

     - Enhancing quality of care and favorable outcomes through case management and direction of patients to a selected number of transplant programs that meet stringent quality and performance standards;
     - Reducing health care costs by contracting a cost-effective package rate with high quality transplant centers that have a proven performance record of desirable outcomes;
     - Improving predictability of transplant costs by establishing fixed fees that share risk with the providers and spread payment out over a one-year period.

     This program requires clients to implement special benefit plan provisions designed to enhance participation in the system.

     The Managed Transplant System enables clients to consider covering their insureds for transplant procedures of proven medical value. The program includes a coordination by case managers to assist patients, their families and our clients throughout the process. Furthermore, by using network facilities and providers, the patient is treated by providers with a proven track record for quality care. A case manager is involved in the case from the time the need for a transplant has been identified through one year following the surgery. The intensity of case management involvement varies, depending on the complexity of the case.

     Transplants included in the program include: heart, lung, heart/lung, liver, kidney, kidney/pancreas and bone marrow (both allogenic and autologous).

     MANAGED PHARMACY PROGRAM. COMPARE has developed a Managed Pharmacy Program designed to assist clients in reducing health care costs through negotiated pricing for pharmaceutical products, a drug formulary, and case management services. Pharmacy related costs are one of the fastest growing components of medical care.

     As part of developing this program, the Company has integrated the Managed Pharmacy Program with its Hospital Networks and Outpatient Care Networks. This blending of networks provides additional benefits by increasing the cost effectiveness of physician prescribing habits and encouraging patients to purchase medications from network providers.

     To provide a more complete and effective medical cost management system, the Company has linked the Managed Pharmacy Program with COMPARE's case management services to identify high utilizers of prescription drugs, to intervene where appropriate for case management services and to encourage the adoption of cost effective treatment plans. This approach identifies alternatives which enable our clients and their members to control potentially unnecessary medical costs not only for pharmacy expenses, but also for other medical and behavioral health treatment services.

     COMPARE POINT OF SERVICE PROGRAM. The Point of Service Program is comparable to a "gatekeeper" approach whereby primary care physician (PCP) coordinates his/her patients' use of the health care system. The traditional gatekeeper approach has been set up to attain two major objectives: (1) to coordinate and manage a patient's course of treatment and (2) to control costs and utilization.

     The Company has developed a program to more effectively address both client objectives for, and drawbacks to, current approaches. In addition to coordinating the course of treatment and controlling costs and utilization, the objectives of the Company's Point of Service Program are to:

     - Support primary care physicians in their role as patient advocate while enhancing their expertise through COMPARE's extensive clinical resources.

     - Reward primary care physicians with a reimbursement program that fairly compensates them for the time which they invest in managing cost-effective patient treatment;

     - Encourage the use of primary care network providers as the first course of treatment and network providers, in general, as required;

     - Provide early case identification of complex or chronic patients who could benefit from case management intervention; and,

     - Maintain the element of choice for the patient's selection of their physician.

     MANAGED MATERNITY SYSTEM. The Managed Maternity System is designed to reduce the high incidence of premature labor and to achieve high quality, cost-effective prenatal care through the integration of maternity case management with a special network of providers. The program encompasses all expectant mothers--patients expected to have a normal delivery as well as mothers at high risk for maternal and/or fetal complications (premature birth).

     The goals of the program are to:

     - Encourage patients' use of cost effective, high quality network providers;

     - Work cooperatively with network physicians so that quality care is provided in the most appropriate and least costly manner;

     - Monitor maternity care provided from the first trimester through delivery and continuing with identified infant services through the first year of life;

     - Identify mothers who may be at high risk for pregnancy complications and/or pre-term birth for early maternity management services;

     - Promote positive outcomes for mothers and infants through patient and physician education and reimbursement incentives.

     The maternity case management component of the program includes: initial and follow-up risk assessments; ongoing patient and physician education; case management coordination of services for mothers with pregnancy complications; provision of ongoing support to high risk patients and for infants with serious medical complications and/or conditions during the first year of life.

     The network is composed of: obstetricians who have agreed to accept packaged rates and have met special credentialing criteria, including adherence to the American College of Obstetrics and Gynecology (ACOG) guidelines; neonatologists; perinatologists; home health agencies which can provide high tech home care; and hospitals with obstetrical services and level 2 and 3 nurseries. The package rates include two types of payment: one is a blend of C-section/normal delivery rate, and the other is a high risk rate for cases that demand intensive oversight by the patient's obstetrician. The obstetricians contract for these set rates, and COMPARE determines on a case-by-case basis which rate is appropriate.

     ULTIMA(SM). Ultima is a flexible way to manage the health care needs of employees and the health care costs of employers. This program has been designed to seamlessly handle every aspect and includes utilization management, case management, analytic services, reporting, claims administration and access to our provider networks.

     Under this program, the Company guarantees the effectiveness of its managed care services for controlling the medical benefit costs of large clients (over 5,000 covered lives). The Company will guarantee that the annual medical benefit costs per member for employees over a period of up to three years will not exceed a specified amount if the client is willing to implement the following:

- The AFFORDABLE SELECT(SM) Medical Network which is a subset of existing network providers, and

- Significant financial benefit plan incentives to encourage maximum use of the network hospitals, physicians and other providers.

     The guarantee only covers medical services affected by the managed care products provided by COMPARE. The effectiveness of the Company's services will be determined by comparing the actual cost per enrolled member with a target cost per enrolled member. The target cost per member is calculated annually using the actual cost per member from the prior year and a guaranteed cost trend factor that is based on guaranteed level of network usage and effective savings rates. Since the program is not insured, the amount of savings guaranteed by the Company is adjusted from time to time for factors impacting a group's medical benefit costs that are normally associated with underwriting, catastrophic losses and environmental changes.

     Consistent with COMPARE's fee structure, which is based on actual savings, the guarantee is established on sharing equally in the additional cost or savings resulting from the use of our services. The Company's base fee will be adjusted annually within a fixed range if:

- Actual costs are higher than the target, COMPARE's fees will be lowered to limit the adverse impact on the client; or

- Actual costs are lower than the target, COMPARE's fees will be higher to share in the additional savings resulting from the Company's products.

     The approach used to adjust fees is comparable with the managed care performance guarantees provided by other national managed care companies for their point of service products.

     Additionally, we are partnering with an insurance carrier to package stop loss insurance with the Ultima product. This insurance provides protection to the client for claims cost above and beyond the fixed range where the performance guarantee is in effect.

       INSURANCE COMPANY ACQUISITION

     As an extension of the Company's cost management services, in February 1996 the Company acquired American Life and Health Insurance Company and a subsidiary insurance company (collectively, "American"). American is a small medical indemnity insurer with licenses in 26 states and approximately $8 million in annual premiums in 1995. The maximum purchase price will be approximately $11.5 million, subject to the satisfaction of certain contingencies. The acquisition was accounted for as a purchase.
     The Company acquired American in order to obtain the infrastructure and licenses to enable the Company to leverage its managed care assets into hybrid medical plans for multi-sited employers. The hybrid medical plans will provide employers HMO-like performance due to the effect of COMPARE'S provider networks and medical management expertise which have been developed over the last decade. These plans include:
       Guaranteed performance Point Of Service plans
       Employer medical cost trend guarantees
       Fully underwritten plans for pre-Medicare retirees
       Episode based performance guarantees for specialty services (transplant, cardiac, orthopedic)
     The Company also is seeking to acquire a broadly licensed inactive insurance company in order to expand the states in which the Company can do business.

     GOVERNMENT REGULATIONS AND RISK MANAGEMENT

     The Company believes that its methods of operation are in compliance with applicable laws, including statutes and regulations relating to PPO operations.

     Although COMPARE believes that its level of insurance coverage is appropriate, no assurance can be given that insurance coverage would protect it from loss in the event of any litigation or adverse interpretation of statutes and regulations by governmental or other bodies. Further, there is no assurance that such insurance will be available at all times in the future.

ITEM 2. PROPERTIES

     COMPARE owns two office buildings consisting of approximately 230,000 square feet of space. One is in Downers Grove, Illinois where the Company is headquartered, and the other is in West Sacramento, California. These location house the majority of the Company's colleagues. Additionally, the Company leases facilities in the Phoenix, Detroit, Dallas and New York City areas. The Phoenix facility occupies 80,000 square feet and expires in 1997. The remaining locations leases represent less than 25,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

     COMPARE is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending suits will not have a material adverse effect on the business or financial condition of COMPARE.

     In January 1996, the Seventh Circuit Court of Appeals reversed the United States District Court and dismissed all counts of a consolidated class action complaint filed against the Company and two of its executive officers. The dismissed complaint, which alleged violations of the federal securities laws, was filed in April 1993, purportedly on behalf of all persons who purchased the Company's common stock between December 28, 1992 and March 30, 1993. The plaintiffs may appeal the Circuit Court's decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY


NAME                         AGE  POSITION
-------------------          ---  --------------------------------------------
James C. Smith               55   President and Chief Executive Officer

Daniel Brunner               52   Executive Vice President,
                                  Government Affairs

Ronald H. Galowich           60   Secretary and General Counsel

Mary Anne Carpenter          50   Executive Vice President, Service Products

A. Lee Dickerson             46   Senior Vice President, Provider Networks and
                                  OUCH Systems Administration

Patrick G. Dills             42   Executive Vice President, Managed Care Sales

Lottie A. Kurcz              41   Senior Vice President, Risk Products

Joseph E. Whitters           37   Vice President, Finance
                                  Chief Financial Officer

Edward L. Wristen            44   Executive Vice President, Risk Products


     James C. Smith has served as President and Chief Executive Officer and director of COMPARE since January, 1984.

     Daniel Brunner, a director of the Company, has been Executive Vice President, Government Affairs since January, 1994. Prior to that, he was Corporate Operating Officer in charge of government affairs since February, 1992. Mr. Brunner has served as President of AFFORDABLE since April, 1983.

     Ronald H. Galowich has served as Secretary and General Counsel of the Company since 1983, Executive Vice President of the Company from 1983 to May 1994 and Chairman of the Board of Madison Group Holdings, Inc., a multipurpose business and investment company since 1990.

     Mary Anne Carpenter has held various senior management positions in the Company. In March, 1994, she became Executive Vice President, Clinical Operations and Claims Repricing. Prior to joining the Company, Ms. Carpenter held various positions in the health care industry.

     A. Lee Dickerson joined HealthCare COMPARE Corp. in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 20 years experience in the health care industry.

     Patrick G. Dills joined HealthCare COMPARE Corp. in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January, 1994. Prior to joining COMPARE, Mr. Dills held various senior sales positions at M&M/Mars, and various divisions of Mars, Inc. for the prior six years.

     Lottie A. Kurcz joined HealthCare COMPARE Corp. in 1986 as Manager of National Accounts. Since joining COMPARE, Ms. Kurcz has held various senior sales and marketing positions; and prior to her promotion in January, 1994 to Senior Vice President, Risk Products and Product Management, she was Vice President, Marketing. Prior to joining COMPARE, Ms. Kurcz held various senior positions in private industry.

     Joseph E. Whitters joined the Company as Controller in October, 1986 and has served as its Vice President, Finance since August, 1987 and its Chief Financial Officer since March, 1988.

     Edward L. Wristen joined COMPARE in November, 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April, 1991. In February, 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January, 1994, Mr. Wristen became Executive Vice President, Risk Products. Prior to joining COMPARE, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March, 1989 to November, 1990. From February, 1987 to February, 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

     The Company's officers serve at the discretion of the Board of Directors.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been on the Nasdaq National Market under the symbol "HCCC" since the Company's initial public offering on May 29, 1987. Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of stockholders of record of the Common Stock is set forth under "Common Stock" in the Company's 1995 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 1995 Annual Report to Stockholders. All of such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 1995 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are contained in the Company's 1995 Annual Report to Stockholders (a copy of which is filed separately from this report) on the pages indicated below and are incorporated herein by reference.


      FINANCIAL STATEMENTS:                                      PAGE NO.
                                                                 --------
      Report of Independent Auditors                               28

      Consolidated Balance Sheets as of
       December 31, 1994 and 1995                                  30

      Consolidated Statements of Operations for the Years Ended
       December 31, 1993, 1994 and 1995                            31

      Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1993, 1994 and 1994               32-33

      Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1993, 1994 and 1995               34-35

      Notes to Consolidated Financial Statements                  36-44

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information respecting executive officers required by this
Item is set forth under the caption "Executive Officers of the Company" in Part
I. Other information respecting executive officers, as well as the required information regarding directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 21, 1996 (the "Proxy Statement"), and such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference provided, however, that neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

a)  The following documents are filed as part of this report:

    (1) The Index to Financial Statements is set forth on page 25 of this report.

    (2)  Financial Statements Schedule:
                Schedule II  -  Valuation and Qualifying Accounts and Reserves.

    (3)  Exhibits

(b) Report on Form 8-K:

    The Company did not file a current report on Form 8-K during the last quarter of fiscal 1995.

                           HEALTHCARE COMPARE CORP.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               Additions
                                   Balance at  Charged to  Adjustments   Balance at
                                   Beginning   Costs and       and         End of
Description                        of Period    Expenses   Charge-offs     Period
---------------------------------  ----------  ----------  ------------  ----------
Year Ended December 31, 1995:
  Allowance for Doubtful Accounts  $3,874,000  $ (620,000) $   (447,000) $2,807,000
                                   ==========  ==========  ============  ==========
  Accrued Restructuring Expenses   $2,570,000  $ (100,000) $ (1,034,000) $1,436,000
                                   ==========  ==========  ============  ==========

Year Ended December 31, 1994:
  Allowance for Doubtful Accounts  $4,106,000  $  505,000  $   (737,000) $3,874,000
                                   ==========  ==========  ============  ==========
  Accrued Restructuring Expenses   $2,906,000  $  700,000  $ (1,036,000) $2,570,000
                                   ==========  ==========  ============  ==========

Year Ended December 31, 1993:
  Allowance for Doubtful Accounts  $3,723,000  $4,406,000  $ (4,023,000) $4,106,000
                                   ==========  ==========  ============  ==========
  Accrued Restructuring Expenses   $3,508,000  $1,200,000  $ (1,802,000) $2,906,000
                                   ==========  ==========  ============  ==========

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HEALTHCARE COMPARE CORP.

                            By:  /s/James C. Smith
                                ---------------------------
                                James C. Smith, President
                                and Chief Executive Officer
Date:  March 26, 1996
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1996:


            SIGNATURE                                TITLE
-----------------------------  ---------------------------------------------
/s/Thomas J. Pritzker          Chairman of the Board
-------------------------
Thomas J. Pritzker

/s/James C. Smith              President, Chief Executive Officer,
-------------------------      Director (Principal Executive Officer)
James C. Smith

/s/Robert J. Becker, M.D.      Chairman Emeritus
-------------------------
Robert J. Becker, M.D.

/s/Joseph E. Whitters          Chief Financial Officer
-------------------------      (Principal Financial and Accounting Officer)
Joseph E. Whitters

/s/Ronald H. Galowich          Secretary, General Counsel,
-------------------------      Director
Ronald H. Galowich

/s/Michael J. Boskin           Director
-------------------------
Michael J. Boskin

/s/Burton W. Kanter            Director
-------------------------
Burton W. Kanter

                               Director
-------------------------
David Simon

/s/Daniel Brunner              Executive Vice President, Government Affairs,
-------------------------      Director
Daniel Brunner

/s/Robert S. Colman            Director
-------------------------
Robert S. Colman

                              INDEX TO EXHIBITS


Exhibit No.     Description
-----------     -----------
2.1.            Omitted

3.1.            Restated Certificate of Incorporation of the Company. {3.1} (1)

3.2.            Amendment to Restated Certificate of Incorporation of the
                Company. {3.2} (9)

3.3.            Restated Certificate of Designation of Preferences, Rights and
                Limitations. {3.2} (1)

3.4.            Amended and Restated By-Laws of the Company. {3.3} (1)

3.5.            Amendment, dated as of May 20, 1987, to Amended and Restated
                By-Laws of the Company {3.4} (2)

3.6.            Amendment to Amended and Restated By-Laws of the Company.{3.5}
                (6)

3.7.            Amendment to Amended and Restated By-Laws of the Company.{3.6}
                (6)

4.              Specimen of Stock Certificate for Common Stock. {4} (2)

9.              Omitted

9.1.            Omitted

9.2.            Omitted

10.1 to 10.10.  Omitted

10.11. HealthCare COMPARE Corp. 1987 Stock Option Plan, as amended and restated. {4} (5)

10.12. Amendment No. 1 to HealthCare COMPARE Corp. Stock Option Plan, as amended and restated {10.12} (6)

10.13.-10.24    Omitted

10.25.          Form of Consulting Physician Agreement, {10.20} (2)

10.26.          Form of Consulting Specialist Agreement. {10.21} (2)

10.27-10.35.    Omitted

10.36.          HealthCare COMPARE Corp. 1989 Employee Stock Purchase Plan.
                {10.36} (7)



Exhibit No.     Description
------------    -----------
10.37-10.45.    Omitted

10.46.          Employment Agreement dated as of May 23, 1991 by and between COMPARE and
                Joseph E. Whitters {10.46} (10)

10.47.-10.53    Omitted

10.54.          Form of Indemnification Agreement entered dated June 19, 1989 between
                OUCH and executive officers and directors of OUCH (Incorporated by reference to Exhibit B of definitive proxy materials filed by OUCH with the SEC on April 7, 1989) {10.54} (11)

10.55-10.60.    Omitted

10.61.          Lease - 1215 Howe Avenue, Sacramento, California dated as of June 1,
                1986 between OUCH and James W. Cameron, Jr. (Incorporated by reference to
                Exhibit 10.5.5 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 1986 filed by OUCH with the SEC on March 26, 1987) {10.61}
                (11)

10.62.          Omitted

10.63.          Agreement dated as of May 26, 1989 between OUCH and Electronic Data
                Systems Corporation (Incorporated by reference of Exhibit 10.17 of Annual
                Report on Form 10-K for the fiscal year ended December 31, 1989 filed by
                OUCH with the SEC on March 16, 1990) {10.63} (11)

10.64.-10.66    Omitted

10.67.          Employment Agreement dated as of April 3, 1991 by and between COMPARE and Edward L. Wristen. (13)

10.68.          Omitted

10.69.          Second Restatement of the HealthCare COMPARE Corp. Retirement Savings
                Plan. {10.69} (14)

10.70.          HealthCare COMPARE Corp. Director's Option Plan dated May 23, 1991.
                {10.70} (14)

10.71.          HealthCare COMPARE Corp. Stock Option Plan (for employees of OUCH).
                {10.71} (14)

10.72.          Employment Agreement dated as of July 1, 1993 by and between COMPARE and
                James C. Smith.  {10.72} (15)



Exhibit No.     Description
------------    -----------
10.73.          Option Agreement dated as of July 1, 1993 by and between the Company and
                James C. Smith.  {10.73} (15)

10.74.          Option Agreement dated as of July 1, 1993 by and between the Company and
                James C. Smith.  {10.74} (15)

10.75.          Option Agreement dated as of July 1, 1993 by and between the Company and
                James C. Smith.  {10.75} (15)

10.76.          Employment Agreement dated as of July 1, 1993 by and between COMPARE and
                Daniel S. Brunner.  {10.76} (15)

10.77.-10.79    Omitted

10.80.          PPO Agreement dated January 1, 1996 between the Company and Government
                Employees Hospital Associations, Inc.

10.81.          PPO Agreement dated October 1, 1990 between the Company and National
                Association of Letter Carriers.

10.82           First Combined Amendment to the PPO Agreement, each dated October 1,
                1990, between AFFORDABLE HealthCare Concept and National Association of
                Letter Carriers Health Benefit Plan.

10.83           Second Amendment to the PPO Agreement, each dated October 1, 1990, as amended between AFFORDABLE HealthCare Concept and National Association of
                Letter Carriers Health Benefit Plan.

10.84           Utilization Management Agreement dated January 1, 1989 between
                healthCare COMPARE Corp. and National Association of Letter Carriers.

10.85           First Amendment to the Utilization Management Agreement dated January 1,
                1989 between healthCare COMPARE Corp. and National Association of Letter
                Carriers.

10.86           Second Amendment to the Utilization Management Agreement dated January
                1, 1989 between healthCare COMPARE Corp. and National Association of
                Letter Carriers.

10.87           Third Amendment to the Utilization Management Agreement dated January 1,
                1989 between healthCare COMPARE Corp. and National Association of Letter Carriers.

10.88           Fourth Amendment to the Utilization Management Agreement dated January
                1, 1989 between healthCare COMPARE Corp. and National Association of
                Letter Carriers.


                                      32

Exhibit No.     Description
------------    -----------
10.89           Fifth Amendment to the Utilization Management Agreement dated January 1,
                1989 between healthCare COMPARE Corp. and National Association of Letter
                Carriers.

10.90           Retainer Agreement dated January 1, 1994 between HealthCare COMPARE
                Corp. and Ronald H. Galowich.

10.91           Employment Agreement dated July 1, 1992 between HealthCare COMPARE Corp.
                and Lottie A. Kurcz.

10.92           Employment Agreement dated May 23, 1991 between HealthCare COMPARE Corp.
                and Mary Anne Carpenter.

10.93           Employment Agreement dated August 21, 1990 between HealthCare COMPARE
                Corp. and Patrick G. Dills.

10.94           HealthCare COMPARE Corp. 1995 Employee Stock Option Plan.  (4.1)   {18}

11.             Statement of computation of earnings per share.

13.             1995 Annual Report to Stockholders.

22.             Subsidiaries of the Company.

23.             Consent of Deloitte & Touche LLP

24.             Powers of Attorney of certain officers and directors of the Company.

27.             Financial data schedules of the Company.

{ }             Exhibits so marked have been previously filed with the Securities and
                Exchange Commission as exhibits to the filings shown below under the exhibit number indicated following the respective document description and are incorporated herein by reference.

(1)             Registration Statement on Form S-1 ("Registration Statement"), as filed with the Securities and Exchange Commission on April 17, 1987.

(2)             Amendment No. 2 to Registration Statement, as filed with the Securities and Exchange Commission on May 22, 1987.

(3)             Amendment No. 3 to Registration Statement, as filed with the Securities and Exchange Commission on May 29, 1987.

(4)             Annual Report on Form 10-K for the fiscal year ended August 31, 1987, as filed with the Securities and Exchange Commission on November 27, 1987.



Exhibit No.     Description
------------    -----------
(5)             Registration Statement on Form S-8, as filed with the Securities and
                Exchange Commission on January 12, 1988.

(6)             Registration Statement on Form S-1, as filed with the Securities and
                Exchange Commission on July 12, 1988.

(7)             Registration Statement on Form S-8, as filed with the Securities and
                Exchange Commission on January 18, 1989.

(8)             Annual Report on Form 10-K for the year ended August 31, 1989, as filed with the Securities and Exchange Commission on November 28, 1989.

(9)             Annual Report on Form 10-K for the year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 30, 1991.

(10)            Registration Statement on Form S-8, as filed with the Securities and
                Exchange Commission on November 1, 1991.

(11)            Registration Statement of Form S-4, as filed with the Securities and
                Exchange Commission on January 27, 1992.

(12)            Registration Statement on Form S-8, as filed with the Securities and
                Exchange Commission on March 4, 1992.

(13)            Annual Report on Form 10-K for the year ended December 31, 1991 as filed with the Securities and Exchange Commission on March 27, 1992.

(14)            Annual Report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange Commission on March 26, 1993.

(15)            Annual Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission on March 25, 1994.

(16)            Registration Statement on Form S-8, as filed with the Securities and
                Exchange Commission on December 27, 1994.

(17)            Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 24, 1995.

(18)            Registration Statement on Form S-8 as filed with the Securities and
                Exchange Commission on September 20, 1995.


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
HealthCare COMPARE Corp.
Downers Grove, Illinois

We have audited the consolidated financial statements of HealthCare COMPARE Corp. as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon, dated February 12, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of HealthCare COMPARE Corp. listed in Item 13. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP

Chicago, Illinois
February 12, 1996