Form 10-Q
period 1996-03-31
HEALTHCARE COMPARE CORP/DE/
filed 1996-05-15
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from          to
                                             --------    --------

                         Commission file number 0-15846
                                                -------

                            HealthCare COMPARE Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                      36-3307583
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              3200 Highland Avenue, Downers Grove, Illinois 60515
              ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (708) 241-7900
                ------------------------------------------------
                (Registrant's phone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                                         No
                -----                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on May 8, 1996 was 34,962,385.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.    Financial Information                                     Page Number
                                                                     -----------
           Item 1.  Financial Statements

           Consolidated Balance Sheets - Assets at  March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . .    3

           Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity at March 31, 1996 and December 31, 1995 . . . . . .    4

           Consolidated Statements of Operations for the three months
             ended March 31, 1996 and 1995  . . . . . . . . . . . . . .    5

           Consolidated Statements of Cash Flows for the three months
             ended March 31, 1996 and 1995  . . . . . . . . . . . . . .   6-7

           Notes to Consolidated Financial Statements . . . . . . . . .    8

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . .   9-10

Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .    11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13-14

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                        March 31, 1996         December 31, 1995
                                                                              --------------         -----------------
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . .                   $ 89,735,000             $ 74,599,000
    Short-term investments  . . . . . . . . . . . . . . . .                     65,278,000               70,634,000
    Accounts receivable, less allowances for
         doubtful accounts of $2,921,000
         and $2,807,000, respectively . . . . . . . . . . .                     24,620,000               22,255,000
    Other current assets  . . . . . . . . . . . . . . . . .                     10,496,000                6,434,000
                                                                              ------------             ------------
    Total current assets  . . . . . . . . . . . . . . . . .                    190,129,000              173,922,000
                                                                              ------------             ------------
Long-Term Investments:
    Marketable securities   . . . . . . . . . . . . . . . .                     84,390,000               58,051,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . .                     18,163,000               18,086,000
                                                                              ------------             ------------
                                                                               102,553,000               76,137,000
                                                                              ------------             ------------
Property and Equipment:
    Buildings and improvements  . . . . . . . . . . . . . .                     33,928,000               32,885,000
    Computer equipment and software   . . . . . . . . . . .                     31,074,000               29,358,000
    Office furniture and equipment  . . . . . . . . . . . .                     17,865,000               17,643,000
                                                                              ------------             ------------
                                                                                82,867,000               79,886,000
    Less accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . .                    (39,207,000)             (36,472,000)
                                                                              ------------             ------------
    Net property and equipment  . . . . . . . . . . . . . .                     43,660,000               43,414,000
                                                                              ------------             ------------

Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                      8,911,000                3,721,000
                                                                              ------------             ------------

                                                                              $345,253,000             $297,194,000
                                                                              ============             ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             March 31, 1996          December 31, 1995
                                                                             --------------          -----------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . .                 $ 12,414,000              $  7,149,000
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   10,891,000                 9,649,000
    Claims reserves   . . . . . . . . . . . . . . . . . . . .                    8,506,000                        --
    Income taxes payable  . . . . . . . . . . . . . . . . . .                    7,142,000                        --
                                                                              ------------              ------------
    Total current liabilities   . . . . . . . . . . . . . . .                   38,953,000                16,798,000

Non-Current Liabilities . . . . . . . . . . . . . . . . . . .                      110,000                   126,000
                                                                              ------------              ------------
    Total liabilities   . . . . . . . . . . . . . . . . . . .                   39,063,000                16,924,000
                                                                              ------------              ------------
Commitments and Contingencies . . . . . . . . . . . . . . . .                           --                        --
Stockholders' Equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . .                      370,000                   366,000
    Additional paid-in capital  . . . . . . . . . . . . . . .                  117,348,000               104,961,000
    Retained earnings   . . . . . . . . . . . . . . . . . . .                  229,008,000               210,070,000
    Unrealized holding gain (loss) on marketable
         securities . . . . . . . . . . . . . . . . . . . . .                     (129,000)                  242,000
    Treasury stock, at cost   . . . . . . . . . . . . . . . .                  (40,407,000)              (35,369,000)
                                                                              ------------              ------------
    Total stockholders' equity  . . . . . . . . . . . . . . .                  306,190,000               280,270,000
                                                                              ------------              ------------

                                                                              $345,253,000              $297,194,000
                                                                              ============              ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                              ----------------------------------
                                                                                1996                      1995
                                                                              --------                  --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $59,985,000               $51,381,000
                                                                             -----------               -----------
Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   17,842,000                16,657,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    7,240,000                 6,191,000
    General and administrative  . . . . . . . . . . . . . .                    3,393,000                 2,757,000
    Healthcare benefits   . . . . . . . . . . . . . . . . .                      830,000                        --
    Depreciation and amortization   . . . . . . . . . . . .                    2,760,000                 2,649,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (2,852,000)               (1,709,000)
                                                                             -----------               -----------
                                                                              29,213,000                26,545,000
                                                                             -----------               -----------
Income before income taxes  . . . . . . . . . . . . . . . .                   30,772,000                24,836,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (11,822,000)              (10,063,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                  $18,950,000               $14,773,000
                                                                             ===========               ===========
Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,645,000                35,006,000
                                                                             ===========               ===========

Net income per common share . . . . . . . . . . . . . . . .                  $       .53               $       .42
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                 1996                     1995
                                                                              ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .            $57,692,000               $51,253,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (28,299,000)              (24,089,000)
    Healthcare benefits paid  . . . . . . . . . . . . . . . . . .               (572,000)                       --
    Interest received, net  . . . . . . . . . . . . . . . . . . .              2,553,000                 1,353,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .             (1,380,000)               (1,434,000)
                                                                             -----------               -----------
    Net cash provided by operating activities   . . . . . . . . .             29,994,000                27,083,000
                                                                             -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .            (60,313,000)              (36,505,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             50,863,000                18,790,000
    Acquisition of businesses, net of cash acquired   . . . . . .             (7,073,000)                       --
    Purchase of property and equipment  . . . . . . . . . . . . .             (2,220,000)               (2,163,000)
                                                                             -----------               -----------
    Net cash used in investing activities   . . . . . . . . . . .            (18,743,000)              (19,878,000)
                                                                             ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             (5,038,000)               (2,170,000)
    Proceeds from issuance of common stock  . . . . . . . . . . .              8,923,000                 3,979,000
                                                                             -----------               -----------
    Net cash provided by financing activities   . . . . . . . . .              3,885,000                 1,809,000
                                                                             -----------               -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             15,136,000                 9,014,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             74,599,000                29,412,000
                                                                             -----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .            $89,735,000               $38,426,000
                                                                             ===========               ===========
SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses
    Fair value of assets acquired   . . . . . . . . . . . . . . .            $19,246,000
    Cost in excess of net assets acquired   . . . . . . . . . . .              3,123,000
    Fair value of liabilities assumed   . . . . . . . . . . . . .            (11,204,000)
    Liabilities incurred for acquisition  . . . . . . . . . . . .             (4,092,000)
                                                                             -----------
    Net cash paid   . . . . . . . . . . . . . . . . . . . . . . .            $ 7,073,000
                                                                             ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                             ----------------------------------
                                                                               1996                     1995
                                                                             --------                 ---------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                             $18,950,000               $14,773,000
                                                                             -----------               -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization . . . . . . . . . . . . . . . .          2,760,000                 2,649,000
        Change in provision for uncollectible receivables . . . . . .            114,000                   (55,000)
        Amortization of bond premiums . . . . . . . . . . . . . . . .            425,000                   282,000
        Tax benefit from stock options exercised  . . . . . . . . . .          3,468,000                 1,013,000
        Unrealized holding (gain) loss on marketable
           securities . . . . . . . . . . . . . . . . . . . . . . . .            239,000                  (455,000)
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .           (288,000)                   21,000

        Changes in Assets and Liabilities, net of effects
           of acquired businesses:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .         (2,479,000)                  (73,000)
        Other current assets  . . . . . . . . . . . . . . . . . . . .            315,000                  (504,000)
        Accounts payable and accrued expenses . . . . . . . . . . . .           (201,000)                1,295,000
        Claims reserves . . . . . . . . . . . . . . . . . . . . . . .            (82,000)                       --
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .          7,142,000                 8,650,000
        Non-current assets and liabilities  . . . . . . . . . . . . .           (369,000)                 (513,000)
                                                                             -----------               -----------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .         11,044,000                12,310,000
                                                                             -----------               -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $29,994,000               $27,083,000
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2. On February 1, 1996, the Company acquired American Life and Health Insurance Company and its subsidiary, Cambridge Life Insurance Company, for approximately $11.2 million in cash, of which $7.1 million was paid at closing and $4.1 million will be paid when certain contingencies are resolved. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of the acquired companies have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated fair market value of net assets
     acquired was $8,042,000, net of cash acquired.   The excess of purchase
     price over estimated fair market value has been allocated to goodwill which is being amortized on a straight-line basis over 20 years. The pro forma effects of these acquisitions on the consolidated results of the Company are not material.

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $371,000, net of deferred income taxes, for the three months ended March 31, 1996. The net unrealized loss at March 31, 1996, included as a component of stockholders' equity, was $129,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at March 31, 1996, as reported by the partnership, was $10,775,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns 20% of the limited partnership's assets. The Company's proportionate share of the partnership's income was $75,000 for the three months ended March 31, 1996 and is included in interest income.

4.   Commitments and Contingencies
     Litigation: In April 1993, seven lawsuits were filed in the United States District Court for the Northern District of Illinois alleging violations of Federal securities laws by the Company and two of its executive officers. The plaintiffs alleged, among other things, that the defendants made false and misleading statements regarding the Company's financial prospects for 1993. In January 1996, the Seventh Circuit Court of Appeals reversed the District Court and dismissed all counts of the consolidated class action complaint. The plaintiffs have declined to appeal this ruling.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)


RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1996 increased $8,604,000 (17%) from the comparable period of 1995. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

     The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 1996 and 1995:

                                                                    SOURCES OF REVENUE
                                                                     ($ in thousands)

                                                               Three Months Ended March 31,
                                               -----------------------------------------------------------
                                                   1996              %             1995               %
                                                 --------          -----         --------           -----
PPO Services                                      $46,101             77%          $39,058             76%
Fee Schedule Services                               6,260             11%            4,404              8%
Clinical Cost Management
   Services                                         5,473              9%            6,459             13%
Net Premiums                                        1,381              2%               --             --
Government Contract
   Services                                           770              1%            1,460              3%
                                                  -------           ----           -------           ----
Total                                             $59,985            100%          $51,381            100%
                                                  =======           ====           =======           ====

     The growth in revenue during the three months ended March 31, 1996 from the comparable period of 1995 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $7,043,000 (18%) from the same period of 1995. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from fee schedule services increased $1,856,000 (42%) for the three months ended March 31, 1996 from the comparable period in 1995 due to new client additions and increased revenue from several existing clients. Revenue from clinical cost management services decreased $986,000 (15%) for the three months ended March 31, 1996 from the comparable period in 1995. This decrease is due primarily to the loss of one client. Premium revenue was generated by the small health and life insurance companies acquired by the Company during the first quarter of 1996. Government contract revenue decreased $690,000 (47%) from the same period in 1995 due to the successful completion of the regional review portion of the Company's CHAMPUS contract.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)

     Cost of services increased $1,185,000 (7%) for the three months ended March 31, 1996 from the comparable period of 1995. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses incurred in the development of the Company's risk-based products.

     Selling and marketing costs increased $1,049,000 (17%) for the three months ended March 31, 1996 from the same period of 1995, primarily as a result of the hiring of additional sales personnel. To a lesser extent, the increase relates to commissions paid to agents and third party administrators by the Company's insurance subsidiaries.

     General and administrative costs for the three months ended March 31, 1996 increased $636,000 (23%) from the comparable period of 1995. This increase is primarily attributable to the general administrative expenses incurred by the Company's insurance entities. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

     Healthcare benefits represent losses incurred by the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 60% for the first quarter of 1996. This ratio is consistent with management expectations.

     Depreciation and amortization expenses increased $111,000 (4%) for the three months ended March 31, 1996 from the comparable period of 1995. Depreciation expense as a percent of revenue remained constant at 5%.

     Interest income for the three months ended March 31, 1996 increased $1,143,000 (67%) from the same period in 1995 due to a 55% increase in the amount of cash equivalents and investments since March 31, 1995.

     Net income for the three months ended March 31, 1996, increased $4,177,000 (28%) from the comparable period of 1995. This increase is due primarily to the revenue growth as well as efficiencies achieved in the Company operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $151,176,000 in working capital at March 31, 1996 compared with working capital of $157,124,000 at December 31, 1995. The decrease is primarily attributable to the purchase of the insurance subsidiaries, which had negative working capital of approximately $5,500,000 at the date of purchase. Cash equivalents and short- and long-term investments increased to $257,566,000 at March 31, 1996 from $221,370,000 at December 31, 1995, primarily as the result of cash provided by operating activities and, to a lesser extent, cash received upon the exercise of stock options. Through the first three months of the year, operating activities provided $29,994,000 of cash.

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

                                        HealthCare COMPARE Corp.

Dated:           May 10, 1996           /s/James C. Smith
                                        ---------------------------------------
                                        James C. Smith
                                        President and Chief Executive Officer


Dated:           May 10, 1996           /s/Joseph E. Whitters
                                        ---------------------------------------
                                        Joseph E. Whitters
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)