Form 10-Q
period 1996-06-30
HEALTHCARE COMPARE CORP/DE/
filed 1996-08-09
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1996
                                      OR
               { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (708) 241-7900
                 -----------------------------------------------
                (Registrant's phone number, including area code)

                          ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                                    No
                       ------                                       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on August 5, 1996 was 34,985,835.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.    Financial Information                                     Page Number
                                                                     -----------
           Item 1.  Financial Statements

           Consolidated Balance Sheets - Assets at  June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . .     3

           Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity at June 30, 1996 and December 31, 1995  . . . . . .     4

           Consolidated Statements of Operations for the three months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .     5

           Consolidated Statements of Operations for the six months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .     6

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .    7-8

           Notes to Consolidated Financial Statements . . . . . . . . .     9

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . .   10-12

Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders     13

           Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .     13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15-16

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
- --------------------------------------------------------------------------------

ASSETS                                                                       June 30, 1996          December 31, 1995
                                                                             -------------          -----------------

Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . .                   $ 87,167,000             $ 74,599,000
    Short-term investments  . . . . . . . . . . . . . . . .                     52,383,000               70,634,000
    Accounts receivable, less allowances for
         doubtful accounts of $2,922,000
         and $2,807,000, respectively . . . . . . . . . . .                     23,204,000               22,255,000
    Other current assets  . . . . . . . . . . . . . . . . .                     10,406,000                6,434,000
                                                                               -----------              -----------
    Total current assets  . . . . . . . . . . . . . . . . .                    173,160,000              173,922,000
                                                                               -----------              -----------

Long-Term Investments:
    Marketable securities   . . . . . . . . . . . . . . . .                    107,885,000               58,051,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . .                     18,178,000               18,086,000
                                                                               -----------              -----------
                                                                               126,063,000               76,137,000
                                                                               -----------              -----------

Property and Equipment:
    Buildings and improvements  . . . . . . . . . . . . . .                     36,166,000               32,885,000
    Computer equipment and software   . . . . . . . . . . .                     33,866,000               29,358,000
    Office furniture and equipment  . . . . . . . . . . . .                     18,337,000               17,643,000
                                                                               -----------              -----------
                                                                                88,369,000               79,886,000
    Less accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . .                    (42,101,000)             (36,472,000)
                                                                               -----------              -----------
    Net property and equipment  . . . . . . . . . . . . . .                     46,268,000               43,414,000
                                                                               -----------              -----------


Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                      9,560,000                3,721,000
                                                                               -----------              -----------

                                                                              $355,051,000             $297,194,000
                                                                               ===========              ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             June 30, 1996           December 31, 1995
                                                                            ---------------          -----------------
Current Liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . .                 $  9,026,000              $  7,149,000
    Accrued expenses. . . . . . . . . . . . . . . . . . . . .                   10,794,000                 9,649,000
    Claims reserves . . . . . . . . . . . . . . . . . . . . .                    8,546,000                       --
                                                                              ------------              ------------
    Total current liabilities   . . . . . . . . . . . . . . .                   28,366,000                16,798,000
                                                                              ------------              ------------

Non-Current Liabilities                                                             84,000                   126,000
                                                                              ------------              ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .                   28,450,000                16,924,000
                                                                              ------------              ------------

Commitments and Contingencies . . . . . . . . . . . . . . . .                           --                       --
Stockholders' Equity:
    Common stock. . . . . . . . . . . . . . . . . . . . . . .                      370,000                   366,000

    Additional paid-in capital. . . . . . . . . . . . . . . .                  118,252,000               104,961,000

    Retained earnings . . . . . . . . . . . . . . . . . . . .                  248,752,000               210,070,000

    Unrealized holding gain (loss) on marketable
         securities . . . . . . . . . . . . . . . . . . . . .                     (366,000)                  242,000

    Treasury stock, at cost . . . . . . . . . . . . . . . . .                  (40,407,000)              (35,369,000)
                                                                              ------------              ------------
    Total stockholders' equity. . . . . . . . . . . . . . . .                  326,601,000               280,270,000
                                                                              ------------              ------------
                                                                              $355,051,000              $297,194,000
                                                                              ============              ============


HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                Three Months Ended June 30,
                                                                             --------------------------------

                                                                               1996                     1995
                                                                           -------------           --------------

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $62,200,000               $53,058,000
                                                                              ----------                ----------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   18,366,000                15,470,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    7,319,000                 6,472,000
    General and administrative  . . . . . . . . . . . . . .                    3,321,000                 2,713,000
    Healthcare benefits   . . . . . . . . . . . . . . . . .                    1,398,000                        --
    Depreciation and amortization   . . . . . . . . . . . .                    2,938,000                 2,717,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (3,053,000)               (2,011,000)
                                                                              ----------                ----------
                                                                              30,289,000                25,361,000
                                                                              ----------                ----------

Income before income taxes  . . . . . . . . . . . . . . . .                   31,911,000                27,697,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (12,179,000)              (11,240,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                  $19,732,000               $16,457,000
                                                                              ==========                ==========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,789,000                35,006,000
                                                                              ==========                ==========

Net income per common share . . . . . . . . . . . . . . . .                  $       .55               $       .47
                                                                              ==========                ==========


HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                               -----------------------------

                                                                               1996                     1995
                                                                          --------------           --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                 $122,185,000              $104,439,000
                                                                             -----------               -----------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                   36,208,000                32,127,000
    Selling and marketing   . . . . . . . . . . . . . . . .                   14,559,000                12,663,000
    General and administrative  . . . . . . . . . . . . . .                    6,714,000                 5,470,000
    Healthcare benefits   . . . . . . . . . . . . . . . . .                    2,228,000                        --
    Depreciation and amortization   . . . . . . . . . . . .                    5,698,000                 5,366,000
    Interest income, net  . . . . . . . . . . . . . . . . .                   (5,905,000)               (3,720,000)
                                                                             -----------               -----------
                                                                              59,502,000                51,906,000
                                                                             -----------               -----------

Income before income taxes  . . . . . . . . . . . . . . . .                   62,683,000                52,533,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  (24,001,000)              (21,303,000)
                                                                             -----------               -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                 $ 38,682,000              $ 31,230,000
                                                                             ===========               ===========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                   35,714,000                34,996,000
                                                                             ===========               ===========

Net income per common share . . . . . . . . . . . . . . . .                 $       1.08              $        .89
                                                                             ===========               ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30 ,
                                                                             ----------------------------------

                                                                               1996                     1995
                                                                       --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .           $120,804,000              $105,370,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (56,708,000)              (48,334,000)
    Healthcare benefits paid  . . . . . . . . . . . . . . . . . .             (1,835,000)                       --
    Interest received, net  . . . . . . . . . . . . . . . . . . .              5,948,000                 3,299,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .            (21,352,000)              (21,358,000)
                                                                             -----------               -----------
    Net cash provided by operating activities   . . . . . . . . .             46,857,000                38,977,000
                                                                              ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .           (102,967,000)              (79,873,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             82,027,000                43,412,000
    Acquisition of businesses, net of cash acquired   . . . . . .            (10,090,000)                       --
    Purchase of property and equipment  . . . . . . . . . . . . .             (7,722,000)               (3,667,000)
                                                                            ------------               -----------
    Net cash used in investing activities   . . . . . . . . . . .            (38,752,000)              (40,128,000)
                                                                             -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             (5,038,000)               (2,170,000)
    Proceeds from issuance of common stock  . . . . . . . . . . .              9,501,000                 4,653,000
                                                                            ------------               -----------
    Net cash provided by financing activities   . . . . . . . . .              4,463,000                 2,483,000
                                                                            ------------               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             12,568,000                 1,332,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             74,599,000                29,412,000
                                                                             -----------                ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .            $87,167,000               $30,744,000
                                                                              ==========                ==========

SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses:
    Fair value of assets acquired   . . . . . . . . . . . . . . .            $19,246,000
    Cost in excess of net assets acquired   . . . . . . . . . . .              3,031,000
    Fair value of liabilities assumed   . . . . . . . . . . . . .            (11,204,000)
    Future payments on acquisition  . . . . . . . . . . . . . . .               (983,000)
                                                                            ------------
    Net cash paid   . . . . . . . . . . . . . . . . . . . . . . .            $10,090,000
                                                                              ==========


HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                              -------------------------------

                                                                               1996                     1995
                                                                       --------------------     --------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $38,682,000               $31,230,000
                                                                              ----------                ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Depreciation and amortization . . . . . . . . . . . . . . . .          5,698,000                 5,366,000

        Change in provision for uncollectible receivable  . . . . . .            115,000                  (268,000)

        Amortization of bond premiums . . . . . . . . . . . . . . . .            871,000                   632,000

        Tax benefit from stock options exercised  . . . . . . . . . .          3,794,000                 1,362,000

        Unrealized holding (gain) loss on marketable
           securities . . . . . . . . . . . . . . . . . . . . . . . .            385,000                  (732,000)

        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .           (211,000)                  (99,000)


        Changes in Assets and Liabilities:

        Accounts receivable . . . . . . . . . . . . . . . . . . . . .         (1,064,000)                1,049,000

        Other current assets  . . . . . . . . . . . . . . . . . . . .            405,000                (1,031,000)

        Accounts payable and accrued expenses . . . . . . . . . . . .           (296,000)                2,104,000

        Claims reserves . . . . . . . . . . . . . . . . . . . . . . .            (42,000)                       --

        Income taxes payable  . . . . . . . . . . . . . . . . . . . .           (281,000)                  (10,000)

        Non-current assets and liabilities  . . . . . . . . . . . . .         (1,199,000)                 (626,000)
                                                                              ----------                ----------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .          8,175,000                 7,747,000
                                                                              ----------                ----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $46,857,000               $38,977,000
                                                                             ===========                ==========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
- --------------------------------------------------------------------------------

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

2. On February 1, 1996, the Company acquired American Life and Health Insurance Company and its subsidiary Cambridge Life Insurance Company for approximately $11.2 million in cash of which $7.1 million was paid at closing, $3.1 million was paid in the second quarter of 1996 and $1.0 million will be paid when certain contingencies are resolved. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated fair market value of net assets acquired was
    $8,042,000, net of cash acquired.   The excess of purchase price over
    estimated fair market value has been allocated to goodwill which is being amortized over 20 years. The pro forma effect of the acquisition on the consolidated results of the Company are not material.

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $608,000, net of deferred income taxes, for the six months ended June 30, 1996. The net unrealized loss at June 30, 1996, included as a component of stockholders' equity, was $366,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at June 30, 1996, as reported by the partnership, was $11,207,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns 20% of the limited partnership's assets. The Company's proportionate share of the partnership's income was $150,000 for the six months ended June 30, 1996 and is included in interest income.

4. On August 8, 1996, the Company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares, or 15% of the Company's then outstanding Common Stock. Purchases may be made from time to time, depending on the current market conditions and other relevant factors. The Company had previously repurchased 1,655,000 shares. During 1996, the Company has repurchased approximately 777,000 shares. Such shares are reported at cost and can be used for general corporate purposes.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    Revenues for the three and six months ended June 30, 1996 increased 17% to $9,142,000 and $17,746,000, respectively, from the comparable periods of 1995. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

    The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 1996 and 1995:

                                                                 SOURCES OF REVENUE
                                                                  ($ in thousands)


                              Three Months Ended June 30,                        Six Months Ended June 30,
                         -----------------------------------------        ------------------------------------------
                          1996          %          1995          %           1996          %           1995        %
                         -----          -          ----          -        -------          -           ----        -
PPO Services             $48,024       77%       $41,034        77%       $ 94,125        77%       $80,092       77%
Fee Schedule Services      6,414       10          4,054         8          12,674        10          8,458        8
Clinical Management
   Services                5,301        9          6,610        12          10,774         9         13,069       12

Premiums, Net              1,871        3             --        --           3,252         3          -            -
Government Contract
   Services                  590        1          1,360         3           1,360         1          2,820        3
                         -------     ----        -------       ---        --------      ----        -------      ---

Total                    $62,200      100%       $53,058       100%       $122,185       100%      $104,439      100%
                         =======      ===         ======       ===        ========       ===        =======      ===




    The growth in revenue during the three and six months ended June 30, 1996 from the comparable periods of 1995 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $6,990,000 (17%) and $14,033,000 (18%), respectively, from the same periods of 1995. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from fee schedule services increased $2,360,000 (58%) and $4,216,000 (50%), respectively, for the three and six months ended June 30, 1996 from the comparable periods in 1995 due to new client additions and increased revenue from several existing clients.

    Revenue from clinical cost management services decreased $1,309,000 (20%) and $2,295,000 (18%), respectively, for the three and six months ended June 30, 1996 from the comparable periods in 1995. Premium revenue was generated by the small health and life insurance companies acquired by the Company during the first quarter of 1996. Government contract revenue decreased $770,000 (57%) and $1,460,000 (52%), respectively, from the same periods in 1995 due to the successful completion of the regional review portion of the Company's CHAMPUS contract.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

    Cost of services increased $2,896,000 (19%) and $4,081,000 (13%) for the three and six months ended June 30, 1996 from the comparable periods of 1995. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses incurred in the development of the Company's risk-based products.

    Selling and marketing costs increased $847,000 (13%) and $1,896,000 (15%), respectively, for the three and six months ended June 30, 1996 from the same periods of 1995, primarily as a result of the hiring of additional sales
personnel.   To a lesser extent, the increase relates to commissions paid to agents and third party administrators by the Company's insurance entities.

    General and administrative costs for the three and six months ended June 30, 1996 increased $608,000 (22%) and $1,244,000 (23%), respectively, from the comparable periods of 1995. This increase is primarily attributable to the general insurance expenses incurred by the Company's insurance entities. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

    Healthcare benefits represent losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 75% and 69%, respectively, for the three and six months ended June 30, 1996. Due to the small size of the business currently, this expense will be very volatile and will continue to be volatile until the Company has been able to institute all of its managed care services and controls.

    Depreciation and amortization expenses increased $221,000 (8%) and $332,000 (6%), respectively, for the three and six months ended June 30, 1996 from the comparable periods of 1995. Depreciation expense as a percent of revenue remained constant at 5%.

    Interest income for the three and six months ended June 30, 1996 increased $1,042,000 (52%) and $2,185,000 (59%) from the same periods in 1995 due to a
49% increase in the amount of cash equivalents and investments since June 30, 1995.

    Net income for the three and six months ended June 30, 1996, increased $3,275,000 (20%) and $7,452,000 (24%), respectively, from the comparable periods of 1995. This increase is due primarily to the revenue growth as well as efficiencies achieved in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $144,794,000 in working capital at June 30, 1996 compared with working capital of $157,124,000 at December 31, 1995. The decrease is primarily attributable to the purchase of the insurance entities which had negative working capital of approximately $5,500,000 at date of purchase as well as for purchases of longer term investments used to maximize investment income. Cash equivalents and short and long-term investments increased

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

to $265,613,000 at June 30, 1996 from $221,370,000 at December 31, 1995, primarily as the result of cash provided by operating activities and, to a lesser extent, cash received upon the exercise of stock options. Through the first six months of the year, operating activities provided $46,857,000 of cash.

    The Company believes that its working capital, long-term investments, and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company on May 21, 1996, all directors of the Company were re-elected. The number of votes cast for and withheld for each director was as follows:

                                                   For             Withheld
                                           -------------------  ----------------
         Robert J. Becker, M.D.                26,607,259          366,993
         Michael J. Boskin                     26,561,819          412,433
         Daniel Brunner                        26,617,119          357,133
         Robert S. Colman                      26,630,619          343,633
         Ronald H. Galowich                    26,618,169          356,083
         Burton W. Kanter                      26,630,619          343,633
         Thomas J. Pritzker                    26,609,319          364,933
         David E. Simon                        23,958,368        3,015,884
         James C. Smith                        26,618,319          355,933

         Certain amendments to the Directors' Option Plan were approved with 25,116,617 shares cast for the amendments, 1,529,867 shares cast against and 104,706 shares abstaining. In addition, there were 223,062 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         (a)      Exhibit 11 - Computation of Primary Earnings Per
                  Common Share

         (b)      Exhibit 11 - Computation of Fully Diluted Earnings
                  Per Common Share

         Reports on Form 8-K:

               None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HealthCare COMPARE Corp.

Dated: August 9, 1996               /s/James C. Smith
                                    -------------------------------------------
                                    James C. Smith
                                    President and Chief Executive Officer


Dated: August 9, 1996               /s/Joseph E. Whitters
                                    -------------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)