Form 10-Q
period 1996-09-30
HEALTHCARE COMPARE CORP/DE/
filed 1996-11-13
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996
                                              ------------------

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________

                         Commission file number 0-15846
                                                -------

                            HealthCare COMPARE Corp.
                            ------------------------
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


                                 (630) 241-7900
                                 --------------
                (Registrant's phone number, including area code)

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

              Yes    X                              No
                  -------                              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, par value $.01 per share, outstanding on November 8, 1996 was 33,652,667.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.   Financial Information                                      Page Number
                                                                     -----------

          Item 1.  Financial Statements

          Consolidated Balance Sheets - Assets at September 30, 1996
           and December 31, 1995   . . . . . . . . . . . . . . . . . . .     3

          Consolidated Balance Sheets - Liabilities and Stockholders'
           Equity at September 30, 1996 and December 31, 1995. . . . . .     4

          Consolidated Statements of Operations for the three months
           ended September 30, 1996 and 1995   . . . . . . . . . . . . .     5

          Consolidated Statements of Operations for the nine months
           ended September 30, 1996 and 1995   . . . . . . . . . . . . .     6

          Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1996 and 1995   . . . . . . . . . . . . .   7-8

          Notes to Consolidated Financial Statements . . . . . . . . . .  9-10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . 11-13

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .    14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16-17

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------


ASSETS                                      September 30, 1996  December 31, 1995
                                            ------------------  -----------------

Current Assets:
   Cash and cash equivalents................  $ 47,403,000      $ 74,599,000
   Short-term investments...................    73,064,000        70,634,000
   Accounts receivable, less allowances for
     doubtful accounts of $2,887,000
     and $2,807,000, respectively...........    25,746,000        22,255,000

   Other current assets.....................    11,528,000         6,434,000
                                              ------------      ------------
   Total current assets.....................   157,741,000       173,922,000
                                              ------------      ------------

Long-Term Investments:
   Marketable securities....................   100,741,000        58,051,000
   Other....................................    18,206,000        18,086,000
                                              ------------      ------------
                                               118,947,000        76,137,000
                                              ------------      ------------

Property and Equipment:
   Buildings and improvements...............    36,356,000        32,885,000
   Computer equipment and software..........    36,605,000        29,358,000
   Office furniture and equipment...........    18,623,000        17,643,000
                                              ------------      ------------
                                                91,584,000        79,886,000
   Less accumulated depreciation and
     amortization...........................   (44,982,000)      (36,472,000)
                                              ------------      ------------
   Net property and equipment...............    46,602,000        43,414,000
                                              ------------      ------------


Other Assets................................     9,130,000         3,721,000
                                              ------------      ------------

                                              $332,420,000      $297,194,000
                                              ============      ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
Current Liabilities:

   Accounts payable.....................   $  8,556,000         $  7,149,000

   Accrued expenses.....................     11,265,000            9,649,000

   Claims reserves......................      8,758,000                   --

   Income taxes payable.................      3,974,000                   --
                                           ------------         ------------
   Total current liabilities............     32,553,000           16,798,000


Non-Current Liabilities.................         74,000              126,000
                                           ------------         ------------
   Total liabilities....................     32,627,000           16,924,000
                                           ------------         ------------
Commitments and Contingencies...........             --                   --

Stockholders' Equity:

   Common stock.........................        371,000              366,000

   Additional paid-in capital...........    126,795,000          104,961,000

   Retained earnings....................    268,841,000          210,070,000

   Unrealized holding gain on marketable
     securities.........................        289,000              242,000

   Treasury stock, at cost..............    (96,503,000)         (35,369,000)
                                           ------------         ------------
   Total stockholders' equity...........    299,793,000          280,270,000
                                           ------------         ------------

                                           $332,420,000         $297,194,000
                                           ============         ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                       Three Months Ended September 30,
                                       --------------------------------

                                             1996           1995
                                       --------------------------------

Revenues  . . . . . . . . . . . . .     $ 62,428,000   $ 54,238,000
                                        ------------   ------------

Operating expenses:

   Cost of services . . . . . . . .       18,034,000     15,650,000

   Selling and marketing  . . . . .        7,216,000      6,616,000

   General and administrative . . .        3,495,000      2,734,000

   Healthcare benefits  . . . . . .        1,359,000             --

   Depreciation and amortization  .        2,937,000      2,479,000

   Interest income, net . . . . . .       (3,412,000)    (1,993,000)
                                        ------------   ------------
                                          29,629,000     25,486,000
                                        ------------   ------------

Income before income taxes  . . . .       32,799,000     28,752,000

Income taxes  . . . . . . . . . . .      (12,710,000)   (11,500,000)
                                        ------------   ------------

Net income  . . . . . . . . . . . .     $ 20,089,000   $ 17,252,000
                                        ============   ============

Weighted average common and
  common share equivalents  . . . .       35,208,000     35,057,000
                                        ============   ============

Net income per common share . . . .     $        .57   $        .49
                                        ============   ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                      Nine Months Ended September 30,
                                      --------------------------------

                                            1996           1995
                                      --------------------------------

Revenues  . . . . . . . . . . . . .     $184,613,000   $158,677,000
                                         -----------    -----------

Operating expenses:

   Cost of services . . . . . . . .       54,242,000     47,777,000

   Selling and marketing  . . . . .       21,775,000     19,279,000

   General and administrative . . .       10,209,000      8,204,000

   Healthcare benefits  . . . . . .        3,587,000             --

   Depreciation and amortization  .        8,635,000      7,845,000

   Interest income, net . . . . . .       (9,317,000)    (5,713,000)
                                        ------------   ------------
                                          89,131,000     77,392,000
                                        ------------   ------------

Income before income taxes  . . . .       95,482,000     81,285,000

Income taxes  . . . . . . . . . . .      (36,711,000)   (32,803,000)
                                        ------------   ------------

Net income  . . . . . . . . . . . .     $ 58,771,000   $ 48,482,000
                                        ============   ============

Weighted average common and
  common share equivalents  . . . .       35,501,000     35,020,000
                                        ============   ============

Net income per common share . . . .     $       1.66   $       1.38
                                        ============   ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                              1996             1995
                                                           -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers . . . . . . . . . . . . .   $181,044,000      $155,985,000
   Cash paid to suppliers and employees . . . . . . . . .    (86,523,000)      (72,370,000)
   Healthcare benefits paid . . . . . . . . . . . . . . .     (3,489,000)               --
   Interest received, net . . . . . . . . . . . . . . . .      9,429,000         5,997,000
   Income taxes paid, net . . . . . . . . . . . . . . . .    (29,567,000)      (34,388,000)
                                                            ------------      ------------
   Net cash provided by operating activities . . . . . .      70,894,000        55,224,000
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments . . . . . . . . . . . . . .     (148,486,000)     (133,970,000)
   Sales of investments . . . . . . . . . . . . . . . .      114,779,000        94,503,000
   Acquisition of businesses, net of cash acquired . . .     (10,090,000)              --
   Purchase of property and equipment . . . . . . . . .      (10,937,000)       (5,821,000)
                                                            ------------      ------------
   Net cash used in investing activities . . . . . . . .     (54,734,000)      (45,288,000)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock . . . . . . . . . . . . . .     (61,134,000)      (2,170,000)
   Proceeds from issuance of common stock . . . . . . . .      11,050,000        8,839,000
   Proceeds from sale of put options on common stock . .        6,728,000               --
                                                             ------------     ------------
   Net cash provided by (used in) financing activities . .    (43,356,000)       6,669,000
                                                             ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .      (27,196,000)      16,605,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . .       74,599,000       29,412,000
                                                             ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . .     $ 47,403,000     $ 46,017,000
                                                             ============     ============

SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses:
   Fair value of assets acquired  . . . . . . . . . . .      $ 19,246,000
   Cost in excess of net assets acquired  . . . . . . .         3,048,000
   Fair value of liabilities assumed  . . . . . . . . .       (11,204,000)
   Future payments on acquisition   . . . . . . . . . .        (1,000,000)
                                                             ------------
   Net cash paid  . . . . . . . . . . . . . . . . . . .      $ 10,090,000
                                                             ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                             Nine Months Ended September 30,
                                                            ---------------------------------
                                                                    1996            1995
                                                                ------------     ------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .   $58,771,000      $48,482,000
                                                                  -----------      -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization . . . . . . . . . . . . . .     8,635,000        7,845,000
      Change in provision for uncollectible receivables . . . .        80,000         (683,000)
      Amortization of bond premiums   . . . . . . . . . . . . .     1,308,000        1,061,000
      Tax benefit from stock options exercised  . . . . . . . .     4,061,000        3,752,000
      Other, net  . . . . . . . . . . . . . . . . . . . . . . .      (423,000)        (773,000)

      Changes in Assets and Liabilities:
      Accounts receivable   . . . . . . . . . . . . . . . . . .    (3,571,000)      (2,459,000)
      Other current assets  . . . . . . . . . . . . . . . . . .      (717,000)      (3,075,000)
      Accounts payable and accrued expenses . . . . . . . . . .      (593,000)       3,759,000
      Claims reserves   . . . . . . . . . . . . . . . . . . . .       170,000               --
      Income taxes payable  . . . . . . . . . . . . . . . . . .     3,974,000         (806,000)
      Non-current assets and liabilities  . . . . . . . . . . .      (801,000)      (1,879,000)
                                                                   -----------    ------------

  TOTAL ADJUSTMENTS   . . . . . . . . . . . . . . . . . . . . .     12,123,000       6,742,000
                                                                  ------------    ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .   $ 70,894,000    $ 55,224,000
                                                                  ============    ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


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

2. On February 1, 1996, the Company acquired American Life and Health Insurance Company and its subsidiary Cambridge Life Insurance Company for approximately $11.2 million in cash of which $7.1 million was paid at closing, $3.1 million was paid in the second quarter of 1996 and $1.0 million will be paid when certain contingencies are resolved. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated fair market value of net assets acquired was
    $8,042,000, net of cash acquired.   The excess of purchase price over
    estimated fair market value has been allocated to goodwill which is being amortized over 20 years. The pro forma effect of the acquisition on the consolidated results of the Company is not material.

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $47,000, net of deferred income taxes, for the nine months ended September 30, 1996. The net unrealized gain at September 30, 1996, included as a component of stockholders' equity, was $289,000, net of deferred income taxes. The Company's $10,000,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at September 30, 1996, as reported by the partnership, was $11,455,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns 20% of the limited partnership's assets. The Company's proportionate share of the partnership's income was $274,000 for the nine months ended September 30, 1996 and is included in interest income.

4. On August 8, 1996, the Company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares, or approximately 15% of the Company's then outstanding Common Stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. The Company had previously repurchased 1,655,000 shares under a previous
    stock repurchase plan.   During 1996, the Company has repurchased
    approximately 1,412,000 shares for a total cost of approximately $56.1 million

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


  or an average of $39.74 per share. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. In connection with this stock repurchase program, in the third quarter of 1996, the Company sold put options which obligate the Company, at the election of the option holders, to repurchase up to two million shares of Common Stock at prices ranging from $40.25 to $42.875 per share. These options expire at various dates from December 31, 1996 through September 30, 1997. The proceeds from the sale of these options in the amount of $6,728,000 was recorded as additional paid-in-capital.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

   Revenues for the three and nine months ended September 30, 1996 increased 15% and 16% or $8,190,000 and $25,936,000, respectively, from the comparable periods of 1995. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue). As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

   The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 1996 and 1995:

                               SOURCES OF REVENUE
                                ($ in thousands)

                               Three Months Ended September 30,            Nine Months Ended September 30,
                             ------------------------------------        -----------------------------------
                              1996          %      1995        %         1996         %       1995        %
                              ----          -      ----        -         ----         -       ----        -
PPO Services                 $48,611      78%     $42,421      78%     $142,736      77%    $122,513      77%

Fee Schedule Services          6,819      11%       3,960       7%       19,493      11%      12,418       8%
Clinical Cost Management
   Services                    5,047       8%       6,389      12%       15,821       8%      19,458      12%

Premiums, Net                  1,951       3%         --       --         5,203       3%         --        --
Government Contract
   Services                       --      --        1,468       3%        1,360       1%       4,288       3%
                             -------     ---       ------      ---      -------     ---      -------     ---

Total                        $62,428     100%     $54,238     100%     $184,613     100%    $158,677     100%
                             =======     ===      ======      ====      =======     ===      =======     ===


   The growth in revenue during the three and nine months ended September 30, 1996 from the comparable periods of 1995 is primarily attributable to the expansion and development of the Company's PPO services and fee schedule services. PPO revenue increased $6,190,000 (15%) and $20,223,000 (17%), respectively, from the same periods of 1995. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from fee schedule services increased $2,859,000 (72%) and $7,075,000 (57%), respectively, for the three and nine months ended September 30, 1996 from the comparable periods in 1995 due to new client additions and increased revenue from several existing clients, the most notable of which was Liberty Mutual Insurance Company.

   Revenue from clinical cost management services decreased $1,342,000 (21%) and $3,637,000 (19%), respectively, for the three and nine months ended September 30, 1996 from the comparable periods in 1995. Premium revenue was generated by the small health and life insurance company acquired by the Company during the first quarter of 1996. Government contract revenue decreased

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

$1,468,000 (100%) and $2,928,000 (68%), respectively, from the same periods in 1995 due to the completion of the Company's CHAMPUS contract with the Department of Defense.

   Cost of services increased $2,384,000 (15%) and $6,465,000 (14%) for the three and nine months ended September 30, 1996 from the comparable periods of 1995. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses associated with the growth of the Company's fee schedule business and to a lesser extent expenses incurred in the development of the Company's risk-based products.

   Selling and marketing costs increased $600,000 (9%) and $2,496,000 (13%), respectively, for the three and nine months ended September 30, 1996 from the same periods of 1995, primarily as a result of the hiring of additional sales personnel. To a lesser extent, the increase relates to commissions paid to agents and third party administrators by the Company's insurance entity.

   General and administrative costs for the three and nine months ended September 30, 1996 increased $761,000 (28%) and $2,005,000 (24%), respectively, from the comparable periods of 1995. This increase is primarily attributable to the general insurance expenses incurred by the Company's insurance entity. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

   Healthcare benefits represent losses incurred by insureds of the Company's insurance entity. The loss ratio (losses as a percent of premiums) was 70% and 69%, respectively, for the three and nine months ended September 30, 1996. Due to the small size of the insurance business, this expense is expected to be volatile until the Company is able to institute all of its managed care services and controls and increase the size of it's insurance business.

   Depreciation and amortization expenses increased $458,000 (18%) and $790,000 (10%), respectively, for the three and nine months ended September 30, 1996 from the comparable periods of 1995. Depreciation expense as a percent of revenue remained constant at 5%.

   Interest income for the three and nine months ended September 30, 1996 increased $1,419,000 (71%) and $3,604,000 (63%) from the same periods in 1995 although the amount of cash equivalents and investments has only increased 22% since September 30, 1995. The cash equivalents and short term investments have been reduced by $56,095,000 paid to repurchase Company common stock in the third quarter of 1996.

   Net income for the three and nine months ended September 30, 1996, increased $2,837,000 (16%) and $10,289,000 (21%), respectively, from the comparable periods of 1995. This increase is due primarily to the revenue growth as well as efficiencies achieved in the Company's operations.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

   The Company had $125,188,000 in working capital at September 30, 1996 compared with working capital of $157,124,000 at December 31, 1995. The decrease is primarily attributable to the purchase of the insurance entity which had negative working capital of approximately $5,500,000 at date of purchase as well as the repurchase of 1,412,000 shares of Company Common Stock for a total cost of $56,095,000 in the third quarter of 1996. Investment activities used $54,734,000 of cash representing net purchases of investments of $33,707,000, purchases of fixed assets of $10,937,000 and acquisition of insurance company of $10,090,000. Financing activities used $43,356,000 of cash representing $61,134,000 in purchases of treasury stock during the nine months ended September 30, 1996 partially offset by $11,050,000 in proceeds from issuance of common stock and $6,728,000 in proceeds from sale of put options. Through the first nine months of the year, operating activities provided $70,894,000 of cash.

   The Company believes that its working capital, long-term investments, and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

                                   HealthCare COMPARE Corp.

Dated:    November 12, 1996        /s/James C. Smith
                                   --------------------------------------------
                                   James C. Smith
                                   President and Chief Executive Officer


Dated:    November 12, 1996        /s/Joseph E. Whitters
                                   --------------------------------------------
                                   Joseph E. Whitters
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)