Form 10-K
period 1996-12-31
HEALTHCARE COMPARE CORP/DE/
filed 1997-03-31
CIK 812910

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

         { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                         Commission file number 0-15846

                            HealthCare COMPARE Corp.
             (Exact name of registrant as specified in its charter)


          Delaware                                 36-3307583
    -------------------------------  ---------------------------------------
    (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

    3200 Highland Avenue
    Downers Grove, Illinois                            60515
    (Address of principal executive                 (Zip Code)
     offices)

       Registrant's telephone number, including area code: (630) 241-7900

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X  No
                                                   ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 21, 1997, was approximately $1,076,565,000. On that date, there were 26,257,687 shares of Common Stock issued and outstanding. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

1996 Annual Report to Stockholders                         Parts I, II and IV

Proxy Statement for the Annual Meeting of
Stockholders scheduled to be held on
May 20, 1997                                               Parts I and III

                                     PART I



ITEM 1. BUSINESS

     GENERAL


     HealthCare COMPARE Corp. (together with its subsidiaries hereinafter collectively referred to as the "Company" or "COMPARE") is one of the nation's leading independent providers of medical cost management services. The Company believes it offers the broadest selection of group health and workers' compensation medical cost management services in the marketplace. The Company's strategy in helping clients manage medical costs is to target the segments of opportunity in the medical care marketplace which management believes offer the greatest opportunities for savings. The target market for the Company's services are multi-sited, widely dispersed payors for health care services.

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

     The Company's three lines of managed care programs are:
     ConfidentCare(SM) - a national HMO-type offering for self-funded plans AFFORDABLE Care Program(R) - a nationwide group health offering Occupational Care System(SM) - a nationwide workers' compensation offering

     These managed care programs all build upon:

     THE AFFORDABLE(R) MEDICAL NETWORKS--The Company's national network of hospitals, physicians and outpatient care providers that facilitate the delivery of quality care at fixed, negotiated rates.

     COMPARE(R) MEDICAL REVIEW PROGRAMS--Clinical management programs that facilitate the delivery of medically necessary care and identify cost-effective treatment alternatives.

     OUCH(R) SYSTEMS--Provides computer-assisted bill review and audit, fee schedule review, and claims pricing services to maximize savings on workers' compensation claims and integrates both the AFFORDABLE Medical Networks and the COMPARE Medical Review Programs for workers' compensation payors.

     The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515 and its telephone number is (630) 241-7900.

     RECENT DEVELOPMENTS

     In August 1996, the Board of Directors approved the repurchase by the Company of up to 5,000,000 shares or approximately 15% of its outstanding common stock. The Company has previously repurchased a total of 2,500,000 shares. The Company will utilize working capital to purchase shares. The Company repurchased approximately 640,000 shares under this authorization through March 17, 1997.

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

     With the Company's acquisition of a small indemnity insurance company in early 1996, the Company will expand its product offering to leverage its managed care assets of The AFFORDABLE Medical Network and its clinical management services. In addition, the Company anticipates acquiring a 49-state insurance shell (with no ongoing business) in 1997. This expansion of product offering will allow the Company to provide a national HMO-like service to self-insured, multi-sited employers. The Company is rolling out these services and expects to see substantial growth in 1997 and beyond from these efforts.

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

     In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. While medical costs are significantly less in size, representing only about 4% of total health care expenditures, the increase in costs are significant for employers and insurance carriers and have risen more than 1000% since 1970. COMPARE and certain other cost management firms offer numerous programs designed to control escalating medical expenses, indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service, the quality of that service, and helping the injured employee in returning to productive employment. In addition, bill review services are applied on a national basis in the 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. Additionally, at least 29 states have adopted legislation that allows for workers' compensation managed care services, and legislation has been proposed in other states. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

     PPO SERVICES - THE AFFORDABLE MEDICAL NETWORKS

     Established in 1983, AFFORDABLE develops and manages payor-based PPO networks throughout the country that incorporate both group health and workers' compensation medical providers. This is the largest area of the Company's business and is principally responsible for the significant growth in revenue and earnings since 1989. The AFFORDABLE networks consist of hospitals, physicians and other health care providers who offer their services to AFFORDABLE clients at negotiated rates in order to gain access to AFFORDABLE's growing national client base.

     AFFORDABLE's hospital network currently includes approximately 2,320 hospitals in 49 states. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, AFFORDABLE has established outpatient care networks (OCN) comprising approximately 207,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 49 states, the District of Columbia and Puerto Rico.

     Since COMPARE's acquisition of AFFORDABLE in June 1988, AFFORDABLE has incurred substantial expense in expanding its PPO networks. The expansion has occurred in the number of health care providers within existing areas and in the number of networks throughout the country. AFFORDABLE has expanded the number of hospital networks not only in major metropolitan markets, but also has targeted secondary and tertiary markets; many of the hospitals and OCN providers that have been added during the past few years have been in these areas. Management expects to continue to incur significant expenses to further expand its hospital and outpatient care networks, particularly in secondary and tertiary markets and believes that its investment in developing these markets has significantly differentiated it from competitors.

     The following table sets forth information with respect to the approximate number of participating providers at the end of the following years in The AFFORDABLE Medical Network:


                                                  December 31,
                                   ------------------------------------------
                                     1992     1993     1994     1995     1996
                                   ------  -------  -------  -------  -------

   Number of Hospitals in Network   1,250    1,550    1,900    2,100    2,320

   Outpatient Care Network
    Providers                      85,000  107,000  150,000  181,000  207,000



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

     COMPENSATION. As a fee for developing and managing PPO networks, in virtually all cases, AFFORDABLE charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract, and out-of-pocket benefit co-payments.

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

     The network consists of a full array of providers including hospitals and outpatient providers (physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers). By establishing contractual relationships with the complete range of providers, AFFORDABLE is able to impact the vast majority of the client's health costs and to facilitate referrals within the network for all needed care.

     The general criteria for hospital contracting is as follows:


- ACCESSIBILITY -- each hospital is evaluated as to whether it is geographically accessible to current clients' employees.

- AVAILABILITY -- each hospital's utilization and service patterns are evaluated as to occupancy and scope of services.

- ACCEPTABILITY -- each hospital is evaluated as to whether it falls within current client member utilization patterns.

- QUALITY -- each hospital is evaluated as to quality of care on a wide range of criteria.

- COST -- each hospital's charges are evaluated using both public data and client data.

The general criteria for physician contracting includes:

-   Valid state licensure

-   Active DEA registration, if applicable

-   Specialty board certification, if applicable

-   Staff privileges at one or more network hospitals, where applicable

-   Professional malpractice liability coverage

-   A history of a low number of malpractice claims

-   No suspensions, limitations or revocations of hospital practice privileges

- No sanctions or disciplinary actions as a Medicare, Medicaid or other government provider

-   No state license investigation, restriction, suspension or revocation

-   No DEA license investigation, restriction, suspension or revocation

-   No liability insurance cancellation

-   No chronic illness or physical defect that impairs practice

-   No mental illness or chemical dependency (substance abuse)


     The rate structure negotiated by AFFORDABLE maximizes the savings for the client and gives incentives to providers to deliver cost effective care.
Unlike many other PPOs which negotiate price discounts or separate rates for intensive care and other specialty units, AFFORDABLE strives to negotiate a single all inclusive per diem for medical/surgical and intensive care unit days in hospitals. The majority of the Company's hospital PPO contracts are negotiated with an all-inclusive rate structure. The charges for hospital outpatient care are controlled as well through reimbursement caps. Fees for physicians and other outpatient providers are set by fee schedules established by AFFORDABLE. The negotiated rates have resulted in typical savings of over 40% on inpatient hospital costs and 20-30% for physician and outpatient costs.

     Potential providers are invited to become preferred providers by submitting proposed rates for services in a competitive bidding process. AFFORDABLE evaluates these proposals based on price, range of services, geographic location, community reputation, historical utilization patterns and indications of provider quality. AFFORDABLE negotiates with the providers and selects those which meet the clients' objectives. After a network has been established, AFFORDABLE provides ongoing consulting services to clients, renegotiates contracts with providers and prepares annual evaluations which profile for its clients the effectiveness of the network. The networks are continuously undergoing refinements with active redevelopment activity to expand geographic coverage and to improve rate structure as care continues to shift to outpatient settings.

     In order to promote an ongoing and long term positive business relationship with network providers, AFFORDABLE has established an extensive provider relations program. Dedicated staff perform a variety of activities including responding to hospital claims inquiries, conducting site visits, preparing provider newsletters and participating in joint hospital/AFFORDABLE functions which are intended to promote goodwill and increased utilization of network providers. The Company's retention rate for hospitals has been more than 99% and over 97% for physicians and other outpatient providers.

PPO QUALITY ASSESSMENT

     Quality assessment of network providers is a critical component in the selection and retention process. The Company has established an intensive program which evaluates each individual provider against standards set for various quality indicators. Provider evaluation occurs prior to the selection of the provider and continues while they are in the network. Providers who do not meet standards will not be selected or invited to remain in the network. COMPARE has made significant investment in the development of data bases to maintain and improve the quality of the AFFORDABLE Medical Network. Physicians employed by COMPARE are active participants in the quality assessment process. There is an established committee of physicians which meet regularly to act on
provider selection and retention decisions based on quality issues.   The
clinical expertise available through the COMPARE medical staff is a key ingredient to the effectiveness of the quality assessment activities. The key elements of our PPO Quality Assessment program include:


- Networks that offer necessary and effective health care services which are provided within an appropriate setting, in a timely fashion and in a manner that maintains satisfaction and confidence.

- Networks that consist of a stable base of member providers that provide a comprehensive range of cost-effective health care services which are within reasonable access to network members.

- Network providers shall meet clinical and operational standards established by the federal and state licensing bodies and other recognized professional organizations.

-    Network providers shall meet clinical and operational standards.

- Network providers shall monitor the quality of patient care provided in their facilities and provide documentation upon request.


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

     AFFORDABLE also maintains an array of information systems to re-price health care claims to the contracted rate for its clients. Clients rely on AFFORDABLE to determine PPO contractual payments for claims submitted from hospital PPO providers. Hospital claims are sent from the client's claims administrator or directly from the PPO provider to AFFORDABLE for pricing at the negotiated rates.

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

  CLINICAL MANAGEMENT SERVICES - COMPARE MEDICAL REVIEW PROGRAMS

     COMPARE provides centralized clinical management programs (utilization review and medical case management services) from its headquarters in Downers Grove, Illinois, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. COMPARE also has a nationwide network of consulting physicians in various specialties. Historically, COMPARE charged its clients a "capitated fee," i.e., a fixed monthly fee for each participant (excluding covered dependents) in a client-sponsored health care plan. The amount of this fee varied depending on the size of the client and the number and type of review programs selected by the client. During the last two years or so, the Company has concentrated on selling its clinical management services coupled with its PPO services. As a result, the fee is an "add-on" to the PPO fee. For other services, including case management, COMPARE charges fees on an hourly basis rather than a capitated basis.

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

     Clients who purchase COMPARE's clinical management programs advise their participants and dependents of review requirements. A participant or his or her attending physician utilizes a clinical management program by calling one of COMPARE's toll-free numbers prior to the proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. The telephone lines at COMPARE's headquarters are currently staffed five days a week, eleven and one-half hours a day (calls placed at other hours are answered by a recorded message with the opportunity, in some circumstances, for the caller to leave recorded information.) From these calls, COMPARE's clinical management staff gathers the demographic and medical information necessary to enable it to perform a review and enters this information into COMPARE's proprietary review system. Based on this information and using COMPARE's clinically valid and proprietary review criteria, COMPARE determines whether it can recommend certification for the proposed hospitalization or outpatient service as medically necessary under the participant's health care plan.
                                     10

     Upon completion of the review, COMPARE notifies the participant, the attending physician and other affected providers of the outcome of the review. It also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the benefit plan. COMPARE does not practice medicine and its services are advisory in nature. All decisions as to the payment or denial of benefits and about eligibility or coverage under the benefit plan are made only by the claims administrator. All decisions as to the patient's medical treatment are made by the patient and the attending physician, not by COMPARE.

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

     CLINICAL MANAGEMENT PROGRAMS

     COMPARE offers several clinical management programs from which its clients may select. Most of COMPARE's clients subscribe to its Hospital Review Program, which serves as the base to which COMPARE's other programs may be added. Over 90% of COMPARE's clients subscribe to at least one additional COMPARE program. COMPARE also offers its programs on a stand-alone basis, without requiring participation in its Hospital Review Program. The following is a summary of the Company's principal programs currently being offered.

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

COMPARE has defined three broad levels of case management intensity:

- TERTIARY CASE MANAGEMENT focuses on long-term or complex clinical scenarios for which there are significant quality, cost and clinical
       outcome risks.  Cases that benefit from tertiary case    management
       include those which involve multiple providers, complex or long-term treatment plans, multiple levels or sites of care, and an extended period of lost time. Tertiary case management requires the expertise of our most experienced registered nurses and frequently includes input from a COMPARE Medical Director.

- In comparison to tertiary case management, SECONDARY CASE MANAGEMENT focuses on less complex medical situations in which there are moderate cost, quality and clinical outcome risks. Cases which benefit from secondary case management include those with a need for coordination and management of medical services on an ongoing basis.

- PRIMARY CASE MANAGEMENT is the least complex level of intervention and focuses on short-term or episodic health care services. This level of case management intensity is appropriate for situations in which focused and limited involvement by COMPARE will achieve the optimal cost, quality and clinical outcome.

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

     REFERRAL MANAGEMENT.    For clients who prescribe to COMPARE's
point-of-service program, referral to specialists is managed through the Clinical Management area. When a referral from a primary care physician to a specialist is required, a patient calls the toll-free telephone number. These referrals are reviewed and authorized for a specified period of time.

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

     ONCALL BY AFFORDABLE. This is a 24-hours-a-day, 7-days-a-week service that ties together the full range of COMPARE'S managed programs by providing participants with a single source for guidance through the health care delivery system. The services of this program include:

-    Help members obtain answers to general medical questions;

-    Assist members to make informed health care decision;

- Provide educational materials to increase member comprehension of diseases and treatments;

-    Locate appropriate network providers;

-    Facilitate communication between providers and members;

- Identify patient situations that may be appropriate for referral to Clinical Management Services;

-    Initiate pre-certification for medical and mental health care;

-    Answer claims questions and inquiries; and

-    Answer pharmacy program questions or referrals.


     This service is offered to clients who participate in the full range of network and clinical management programs.

     OTHER CLINICAL MANAGEMENT PROGRAMS:

     -   Managed Surgical Opinion       -   Prospective Chiropractic Review
     -   Mental Health Review Services  -   Maternity Line
     -   Disability Management          -   CHAMPUS Select

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

     OUCH SYSTEMS

     The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state specific workers' compensation fee schedules, checks for billing infractions and applies provider contract discounts. Since all of these functions are consolidated and automated, the Company believes it reduces paperwork and costs associated with claims processing and is highly cost effective for larger workers' compensation entities who generally process in excess of 100,000 bills annually. Since these system capabilities are integrated with its utilization management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry. OUCH's workers' compensation program was introduced in California in 1986.

     MARKETING. COMPARE markets the workers' compensation programs to insurance carriers, third party administrators, state workers' compensation funds, and self-insured, self-administered companies. The Company's payor clients include at least some offices of six of the ten largest workers' compensation insurers and the largest industrial company in the world. Worksite posters, provider directories (either paper or electronic) and other materials provided by its payor clients encourage injured employees to utilize The AFFORDABLE provider network.

     BILL REVIEW. Services offered by the Company include a computer assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees (fee schedule) has been established for workers' compensation medical claims. The review process corrects errors a provider makes in applying these fee schedules. OUCH Systems also reviews whether the appropriate level of service was billed. Provider network discounts are applied as well during the review. Additionally, through the system, we are able to go beyond "traditional" bill review services to provide enhanced systems savings by reorganizing non-related services, upcoding and unbundling of charges and other features. Finally, bill review data is integrated with medical management and quality assessment activities.

     An agreement was entered into with Electronic Data Systems Corporation ("EDS") primarily to utilize its extensive data processing and communications networks. EDS modified its comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with COMPARE'S clinical management programs. Systems development occurred throughout the latter half of 1989, with operations beginning in the first quarter of 1990.

     Bill Review decreases workers' compensation payors' administrative costs because HealthCare COMPARE Corp. maintains virtually all aspects of the program, including:


-   Technical support through a technical response help desk

-   User training and documentation

-   Database management

-   The ability to process from single or multiple sites.

HealthCare COMPARE Corp. offers three variations of the Bill Review program:

- Systems Lease: The systems technology is brought to the client's office where their staff performs bill review.

- Service Bureau: Bills are sent to COMPARE'S processing centers and COMPARE keys the bills and performs bill review.

- EDI Service Bureau: Clients electronically transmit key data elements to COMPARE and COMPARE performs bill review.


     COMPENSATION. The Company generally receives an agreed upon percentage of total savings generated for clients through bill reviews plus a per-bill fee, including provider network discounts, adjustments to applicable billing rules and regulations and utilization reviews. Savings are generally calculated as the difference between the amount medical providers bill OUCH Systems' payor clients and the amount COMPARE recommends for payment.

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

Arthur J. Gallagher & Co.
American Postal Workers Union Health Plan
American Chambers Insurance Company
Boilermakers National Trust and Welfare
     Fund
Celtic Life Insurance Company
ConAgra, Inc.
First Health Strategies, Inc. (ALTA)
General Motors Corporation
Government Employees Hospital Association
Kemper National Insurance Company
Liberty Mutual Insurance Company
McDonald's Corporation
NALCO Chemical Company
National Association of Letter Carriers
National Health Laboratories, Inc.
Norwest Corporation
Pacific Telesis Group
R. E. Harrington, Inc.
RETA Trust
Sedgwick James
State Farm Mutual Automobile Insurance
     Company
Texas Instruments
The Sherwin-Williams Company
Travelers/AETNA
United Airlines, Inc.
Walgreen Company
Wausau Insurance Companies

     COMPARE presently has 50 group health and workers' compensation insurance carrier clients. Typically, COMPARE enters into a master service agreement with an insurance carrier under which COMPARE agrees to provide its cost management services to health care plans maintained by the carrier's policyholders. COMPARE's services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering COMPARE's services to its policyholders, thus relieving COMPARE of a significant marketing expense.

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

     During 1994 and 1995, the Company's contract with Government Employees Hospital Association (a plan covering certain government employees) accounted for 14% and 13%of revenues, respectively.

     Additionally, during 1995 the Company had a contract with the National Association of Letter Carriers (a plan covering certain federal government employees) which accounted for 10% of revenue in 1995.

     No customer accounted for 10% of the Company's revenues, individually, during 1996.

     INTEGRATED PRODUCTS

     The Company has introduced a number of new services during the last few years that incorporate various features of COMPARE's clinical management and PPO services in order to provide clients increased opportunities for medical cost savings. Common characteristics of these new services include:


    -    More aggressively managed and more selective provider networks.

    -    More aggressive risk sharing financial arrangements with providers.

    -    Improved communication and linkage with members and participants.

    -    Longer term contracts with providers.

    -    Intensive medical case management intervention.


     These programs constitute important elements of the Company's risk products and programs it is in the process of introducing.

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

     RISK PRODUCTS AND INSURANCE COMPANY ACQUISITION

     As an extension of the Company's cost management services, in February 1996 the Company acquired American Life and Health Insurance Company and a subsidiary insurance company (collectively, "American"). American is a small medical indemnity insurer with licenses in 26 states and approximately $8 million in annual premiums. The maximum purchase price will be approximately $11.5 million, subject to the satisfaction of certain contingencies. The acquisition was accounted for as a purchase.

     The Company acquired American in order to obtain the infrastructure and licenses to enable the Company to leverage its managed care assets into various medical plans for multi-sited employers. The medical plans will provide employers HMO-like performance due to the effect of COMPARE'S provider networks and medical management expertise which have been developed over the last decade.

     In 1996, American's A. M. Best rating was upgraded to A- from B+.

     The Company also is seeking to acquire a 49-state licensed insurance company (which has ceased writing new business and whose existing policies will be fully reinsured) in order to expand the states in which the Company can do business.

     COMPARE has developed, in conjunction with its risk products users, a single source of accountability for all elements of their health plan, and all at a guaranteed cost. The Company calls this product "The Total Cost Guarantee".

     The Company's product promotes the continuity of care through a single point of entry into the health care delivery system. By calling OnCall by AFFORDABLE, the 24-hour, seven days a week toll-free number, employees can obtain information on all aspects of their health benefit program. This includes information ranging from preventative care and claims status, to inquiries regarding network providers and benefit plan coverage.

     The program integrates the Company's PPO network of providers, the AFFORDABLE Medical Networks, with Clinical Management Programs. Access to our national network of providers, including specialty and sub-specialty care such as Maternity and Transplant, gives unparalleled provider coverage not only locally but throughout the country.

     Claims administration is provided through the Company's internal capabilities, which have been developed since the time of the American acquisition, and is integrated throughout the entire process so as to take advantage of the potential synergies and competencies.

     For a single guaranteed cost, the Company's clients can be assured of a comprehensive health care benefit plan that ensures the earliest possible impact on patient care which provides a higher quality of employee healthcare at a lesser cost.

     Plan Design

     In each employer's case, the Company will require adoption of a benefit plan with significant out-of-pocket costs be assumed by the employee if they access a non-contracted PPO provider (generally a 30% differential).

     Program Features

     The Company's risk products generally include the following:


-    All medical claims incurred during the effective plan year.

- All managed care fees, including complete Clinical Management Programs and 24-hour, 7-day OnCall by AFFORDABLE program.

-    Employee communications.

-    Access to The AFFORDABLE Medical Networks.

-    Claims administration services.

-    Premium for aggregate stop loss policy.

-    All implementation fees.

-    The Company's Managed Pharmacy Program.

-    The Company's Managed Transplant Program.

-    The Company's Managed Maternity Program.


     COMPETITION

     COMPARE competes in a highly fragmented market with national and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators which have implemented their own internal cost management services. In addition, other health care programs, such as HMOs, compete for the enrollment of benefit plan participants. COMPARE is subject to intense competition in each market segment in which it competes. Many of COMPARE's competitors are significantly larger and have greater financial and marketing resources than COMPARE.

     COMPARE competes on the basis of the quality and cost-effectiveness of its programs, its proprietary computer-based information system and its emphasis on commitment to service and high degree of physician involvement. Due to the quality of the services offered, COMPARE tends to charge more for its services than many of its competitors.

     The insurer market for workers' compensation programs is somewhat concentrated with the top ten insurers controlling over 50% of the insured market. The loss or addition of any one of these insurers could have a material impact on revenues. OUCH currently has as clients at least some offices of six of the top ten insurers. While experience differs with various clients, obtaining a new client requires extended discussions and significant time.

     EMPLOYEES

     As of December 31, 1996, COMPARE had approximately 1,500 employees, including approximately 290 employees involved in PPO negotiations and development; 290 involved with bill review and claims pricing activities; 260 employees in various review and quality assessment activities; 200 in information systems, 180 in sales and marketing and the remainder involved with accounting, human resources, client services, and other administrative, support and executive functions. COMPARE also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by COMPARE to render consulting services. None of the Company's employees are presently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

     GOVERNMENT REGULATIONS AND RISK MANAGEMENT

     The Company believes that its methods of operation are in compliance with applicable laws, including statutes and regulations relating to PPO and clinical management operations.

     Although COMPARE believes that its level of Directors' and Officers' and Errors and Omissions insurance coverage is appropriate, no assurance can be given that insurance coverage would protect it from loss in the event of any litigation or adverse interpretation of statutes and regulations by governmental or other bodies. Further, there is no assurance that such insurance will be available at all times in the future.

ITEM 2. PROPERTIES

     COMPARE owns three office buildings consisting of approximately 385,000 square feet of space. One is in Downers Grove, Illinois where the Company is headquartered, and the other two are in West Sacramento, California and Scottsdale, Arizona (purchased in January, 1997). These locations house the majority of the Company's colleagues. Additionally, the Company leases facilities in the Detroit, Dallas, Atlanta, Boston and New York City areas. The remaining locations' leases represent less than 50,000 square feet.

     All of the Company's buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet the Company's operating needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     COMPARE is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending suits will not have a material adverse effect on the business or financial condition of COMPARE.

     In January 1996, the Seventh Circuit Court of Appeals reversed the United States District Court and dismissed all counts of a consolidated class action complaint filed against the Company and two of its executive officers. The dismissed complaint, which alleged violations of the federal securities laws, was filed in April 1993, purportedly on behalf of all persons who purchased the Company's common stock between December 28, 1992 and March 30, 1993. The plaintiffs declined to appeal this decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY


     NAME                 AGE  POSITION
     -------------------  ---  --------------------------------------------

     James C. Smith       56   President and Chief Executive Officer

     Daniel Brunner       53   Executive Vice President,
                               Government Affairs

     Mary Anne Carpenter  51   Executive Vice President, Service Products

     A. Lee Dickerson     47   Senior Vice President, Provider Networks and
                               OUCH Systems Administration

     Patrick G. Dills     43   Executive Vice President, Managed Care Sales

     Ronald H. Galowich   61   Secretary

     Lottie A. Kurcz      42   Senior Vice President, Risk Products

     Susan T. Smith       46   General Counsel

     Joseph E. Whitters   38   Vice President, Finance and
                               Chief Financial Officer

     Edward L. Wristen    45   Executive Vice President, Risk Products


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

     Ronald H. Galowich has served as Secretary of the Company since 1983, General Counsel from 1983 to March, 1997, Executive Vice President of the Company from 1983 to May, 1994 and Chairman of the Board of Madison Group Holdings, Inc., a multipurpose business and investment company, since 1990.

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

     Susan T. Smith has served as and General Counsel of the Company since February, 1997. She was Associate General Counsel from September 1994 and joined the Company in July 1992. Prior to joining COMPARE, Ms. Smith was a partner in a large Denver law firm where she headed the firm's healthcare law practice.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been on the Nasdaq National Market under the symbol "HCCC" since the Company's initial public offering on May 29, 1987. Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of stockholders of record of the Common Stock is set forth under "Common Stock" in the Company's 1996 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 1996 Annual Report to Stockholders. All of such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are contained in the Company's 1996 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.


      FINANCIAL STATEMENTS:                                      PAGE NO.
                                                                 --------
      Report of Independent Auditors                               23

      Consolidated Balance Sheets as of
       December 31, 1995 and 1996                                  24

      Consolidated Statements of Operations for the Years Ended
       December 31, 1994, 1995 and 1996                            25

      Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1994, 1995 and 1996               26-27

      Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1994, 1995 and 1996               28-29

      Notes to Consolidated Financial Statements                  30-36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information respecting executive officers required by this
Item is set forth under the caption "Executive Officers of the Company" in Part
I. Other information respecting executive officers, as well as the required information regarding directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 20, 1997 (the "Proxy Statement"), and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

a)  The following documents are filed as part of this report:

     (1) The Index to Financial Statements is set forth on page 25 of this report.

     (2) Financial Statements Schedule:
     Schedule II  -  Valuation and Qualifying Accounts and Reserves.

  (3)  Exhibits

(b) Report on Form 8-K:

     The Company did not file a current report on Form 8-K during the last quarter of fiscal 1996.

                           HEALTHCARE COMPARE CORP.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                               Additions
                                   Balance at  Charged to  Adjustments   Balance at
                                   Beginning   Costs and       and         End of
Description                        of Period    Expenses   Charge-offs     Period
---------------------------------  ----------  ----------  ------------  ----------

Year Ended December 31, 1996:
---------------------------------
 Allowance for Doubtful Accounts   $2,807,000  $(200,000)    $( 34,000)  $2,573,000
                                   ==========  ==========  ============  ==========
 Accrued Restructuring Expenses    $1,436,000     $69,000    $(364,000)  $1,141,000
                                   ==========  ==========  ============  ==========

Year Ended December 31, 1995:
---------------------------------
  Allowance for Doubtful Accounts  $3,874,000  $(620,000)    $(447,000)  $2,807,000
                                   ==========  ==========  ============  ==========
  Accrued Restructuring Expenses   $2,570,000  $(100,000)  $(1,034,000)  $1,436,000
                                   ==========  ==========  ============  ==========

Year Ended December 31, 1994:
---------------------------------
  Allowance for Doubtful Accounts  $4,106,000    $505,000    $(737,000)  $3,874,000
                                   ==========  ==========  ============  ==========
  Accrued Restructuring Expenses   $2,906,000    $700,000  $(1,036,000)  $2,570,000
                                   ==========  ==========  ============  ==========

                                      28

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
HealthCare COMPARE Corp.
Downers Grove, IL  60515

We have audited the consolidated financial statements of HealthCare COMPARE Corp. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon, dated February 17, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of HealthCare COMPARE Corp. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Chicago, IL
February 17, 1997

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HEALTHCARE COMPARE CORP.

                     By:  /s/James C. Smith
                         James C. Smith, President
                         and Chief Executive Officer

Date:  March 25, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1997:

         SIGNATURE                                   TITLE
 -------------------------       ---------------------------------------------

 /s/Thomas J. Pritzker      *    Chairman of the Board
 -------------------------
 Thomas J. Pritzker

 /s/James C. Smith               President, Chief Executive Officer,
 -------------------------       Director (Principal Executive Officer)
 James C. Smith

 /s/Robert J. Becker, M.D.  *    Chairman Emeritus
 -------------------------
 Robert J. Becker, M.D.

 /s/Joseph E. Whitters      *    Chief Financial Officer
 -------------------------       (Principal Financial and Accounting Officer)
 Joseph E. Whitters

 /s/Ronald H. Galowich      *    Secretary
 -------------------------       Director
 Ronald H. Galowich

 /s/Michael J. Boskin       *    Director
 -------------------------
 Michael J. Boskin

 /s/Burton W. Kanter        *    Director
 -------------------------
 Burton W. Kanter

 /s/David Simon             *    Director
 -------------------------
 David Simon

 /s/Daniel Brunner          *    Executive Vice President, Government Affairs,
 -------------------------       Director
 Daniel Brunner

 /s/Robert S. Colman        *    Director
 -------------------------
 Robert S. Colman

 /s/Harold S. Handelsman    *    Director
 -------------------------
 Harold S. Handelsman

 /s/Don Logan               *    Director
 -------------------------

Don Logan

* By:  /s/ Joseph E. Whitters
     Joseph E. Whitters, Attorney in Fact

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

10.11.          HealthCare COMPARE Corp. 1987 Stock Option Plan, as amended and restated. {4} (5)

10.12.          Amendment No. 1 to HealthCare COMPARE Corp. Stock Option Plan, as amended and restated {10.12} (6)

10.13.-10.24    Omitted

10.25.          Form of Consulting Physician Agreement, {10.20} (2)

10.26.          Form of Consulting Specialist Agreement. {10.21} (2)

10.27-10.35.    Omitted




  Exhibit No.  Description
  -----------  -----------

10.36.          HealthCare COMPARE Corp. 1989 Employee Stock Purchase Plan. {10.36} (7)

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

10.55-10.62.    Omitted

10.63.          Agreement dated as of May 26, 1989 between OUCH and Electronic Data Systems Corporation (Incorporated by reference of Exhibit 10.17 of Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed by OUCH with the SEC on March 16, 1990) {10.63} (11)

10.64.-10.66    Omitted

10.67.          Employment Agreement dated as of April 3, 1991 by and between COMPARE and Edward L. Wristen. {10.67} (13)

10.68.          Omitted

10.69.          Second Restatement of the HealthCare COMPARE Corp. Retirement Savings Plan. {10.69} (14)

10.70.          HealthCare COMPARE Corp. Director's Option Plan dated May 23, 1991. {10.70} (14)

10.71.          HealthCare COMPARE Corp. Stock Option Plan (for employees of OUCH). {10.71} (14)

10.72.          Employment Agreement dated as of July 1, 1993 by and between COMPARE and James C. Smith.  {10.72} (15)

10.73.          Option Agreement dated as of July 1, 1993 by and between the Company and James C. Smith.  {10.73} (15)




   Exhibit No.  Description
  -----------  -----------

10.74.          Option Agreement dated as of July 1, 1993 by and between the Company and James C. Smith.  {10.74} (15)

10.75.          Option Agreement dated as of July 1, 1993 by and between the Company and James C. Smith.  {10.75} (15)

10.76.          Employment Agreement dated as of July 1, 1993 by and between COMPARE and Daniel S. Brunner.  {10.76} (15)

10.77.-10.79    Omitted

10.80.          PPO Agreement dated January 1, 1996 between the Company and Government Employees Hospital Associations, Inc.
                {10.80}

10.81.          PPO Agreement dated October 1, 1990 between the Company and National Association of Letter Carriers.  {10.81}

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

                                      32



   Exhibit No.  Description
  -----------  -----------

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

10.91           Employment Agreement dated July 1, 1992 between HealthCare COMPARE Corp. and Lottie A. Kurcz.

10.92           Employment Agreement dated May 23, 1991 between HealthCare COMPARE Corp. and Mary Anne Carpenter.

10.93           Employment Agreement dated August 21, 1990 between HealthCare COMPARE Corp. and Patrick G. Dills.

10.94           HealthCare COMPARE Corp. 1995 Employee Stock Option Plan.  (4.1)   {18}

10.95           Employment Agreement dated January 1, 1997 between HealthCare COMPARE Corp. and James C. Smith.

10.96           Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith.

10.97           Option Agreement dated as of January 1, 1997 by and between The Company  and James C. Smith.

10.98           Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith.

10.99           Agreement dated as of September 1, 1995 between HealthCare COMPARE Corp. and Electronic Data Systems.

11.             Statement of computation of earnings per share.

13.            1996 Annual Report to Stockholders.

22.            Subsidiaries of the Company.

23.            Consent of Deloitte & Touche LLP

24.            Powers of Attorney of certain officers and directors of the Company.

27.            Financial data schedules of the Company.




   Exhibit No.  Description
  -----------  -----------

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

(11)            Registration Statement of Form S-4, as filed with the Securities and Exchange Commission on January 27, 1992.

(12)            Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 4, 1992.

(13)            Annual Report on Form 10-K for the year ended December 31, 1991 as filed with the Securities and Exchange
                Commission on March 27, 1992.

(14)            Annual Report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange
                Commission on March 26, 1993.

                                      34



   Exhibit No.  Description
  -----------  -----------


(15)            Annual Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange
                Commission on March 25, 1994.

(16)            Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 27, 1994.

(17)            Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange
                Commission on March 24, 1995.

(18)            Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

(19)            Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange
                Commission on March 27, 1996.