Form 10-Q
period 1997-03-31
HEALTHCARE COMPARE CORP/DE/
filed 1997-05-13
CIK 812910

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares of Common Stock, par value $.01 per share, outstanding on May 9, 1997 was 32,956,370.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I. Financial Information                                                             Page Number
                                                                                           -----------
          Item 1.  Financial Statements


          Consolidated Balance Sheets - Assets at  March 31, 1997
           and December 31, 1996 ........................................................        3

          Consolidated Balance Sheets - Liabilities and Stockholders'
           Equity at March 31, 1997 and December 31, 1996................................        4

          Consolidated Statements of Operations for the three months
           ended March 31, 1997 and 1996 ................................................        5

          Consolidated Statements of Cash Flows for the three months
           ended March 31, 1997 and 1996 ................................................       6-7

          Notes to Consolidated Financial Statements ....................................       8-9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................................     10-12

          Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K ................................        13

          Signatures ....................................................................        14

          Exhibit 11 ....................................................................     15-16




PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------



ASSETS                                          March 31, 1997  December 31, 1996
                                               ---------------  -----------------
Current Assets:
   Cash and cash equivalents ................  $    71,373,000  $      77,439,000
   Short-term investments ...................       66,642,000         74,823,000
   Accounts receivable, less allowances for
      doubtful accounts of $2,567,000
      and $2,573,000, respectively ..........       26,738,000         24,515,000
   Other current assets .....................        9,837,000         11,694,000
                                               ---------------  -----------------
   Total current assets .....................      174,590,000        188,471,000

Long-Term Investments:
   Marketable securities ....................      104,987,000         92,766,000
   Other ....................................       21,225,000         20,869,000
                                               ---------------  -----------------
                                                   126,212,000        113,635,000

Property and Equipment:
   Buildings and improvements ...............       50,399,000         36,450,000
   Computer equipment and software ..........       42,369,000         39,642,000
   Office furniture and equipment ...........       19,344,000         19,036,000
                                               ---------------  -----------------
                                                   112,112,000         95,128,000

   Less accumulated depreciation and
      amortization ..........................      (51,415,000)       (48,472,000)
                                               ---------------  -----------------
   Net property and equipment ...............       60,697,000         46,656,000

Other Assets ................................        4,985,000          4,576,000
                                               ---------------  -----------------

                                               $   366,484,000  $     353,338,000
                                               ===============  =================

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY



                                            March 31, 1997  December 31, 1996
                                            --------------  -----------------
   Current Liabilities:
     Accounts payable ....................  $    7,781,000     $    8,574,000
     Accrued expenses ....................      10,513,000         10,811,000
     Treasury stock purchase payable .....      10,055,000                 --
     Claims reserves .....................       8,483,000          8,750,000
     Income taxes payable ................      12,311,000                 --
                                            --------------  -----------------
     Total current liabilities ...........      49,143,000         28,135,000

   Non-Current Liabilities ...............       1,904,000          1,997,000
                                            --------------  -----------------
     Total liabilities ...................      51,047,000         30,132,000
   Commitments and Contingencies .........              --                 --
   Stockholders' Equity:
     Common stock ........................         372,000            372,000
     Additional paid-in capital ..........     134,361,000        129,147,000
     Retained earnings ...................     309,899,000        289,065,000
     Unrealized holding gain on marketable
        securities .......................         416,000          1,125,000
     Treasury stock, at cost .............    (129,611,000)       (96,503,000)
                                            --------------  -----------------
     Total stockholders' equity ..........     315,437,000        323,206,000
                                            --------------  -----------------

                                            $  366,484,000     $  353,338,000
                                            ==============  =================

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------



                                             Three Months Ended March 31,
                                             ---------------------------
                                                 1997          1996
                                             ------------  ------------

         Revenues .........................   $64,921,000   $59,985,000
                                             ------------  ------------

         Operating expenses:
           Cost of services ...............    18,543,000    17,842,000
           Selling and marketing ..........     7,209,000     7,240,000
           General and administrative .....     3,658,000     3,393,000
           Healthcare benefits ............     2,092,000       830,000
           Depreciation and amortization ..     3,088,000     2,760,000
           Interest income, net ...........    (3,491,000)   (2,852,000)
                                             ------------  ------------
                                               31,099,000    29,213,000
                                             ------------  ------------

         Income before income taxes .......    33,822,000    30,772,000

         Income taxes .....................   (12,988,000)  (11,822,000)
                                             ------------  ------------

         Net income .......................   $20,834,000   $18,950,000
                                             ============  ============

         Weighted average common and
         common share equivalents .........    34,157,000    35,645,000
                                             ============  ============

         Net income per common share ......          $.61          $.53
                                             ============  ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1997          1996
                                                            ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................   $61,921,000     $57,692,000
   Cash paid to suppliers and employees ..................   (28,783,000)    (28,299,000)
   Healthcare benefits paid ..............................      (973,000)       (572,000)
   Interest received, net ................................     3,325,000       2,553,000
   Income taxes paid, net ................................      (465,000)     (1,380,000)
                                                            ------------  --------------
   Net cash provided by operating activities .............    35,025,000      29,994,000
                                                            ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ..............................   (38,246,000)    (60,313,000)
   Sales of investments ..................................    32,346,000      50,863,000
   Acquisition of businesses, net of cash acquired .......            --      (7,073,000)
   Purchase of property and equipment ....................   (17,075,000)     (2,220,000)
                                                            ------------  --------------
   Net cash used in investing activities .................   (22,975,000)    (18,743,000)
                                                            ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ............................   (23,053,000)     (5,038,000)
   Proceeds from issuance of common stock ................     1,585,000       8,923,000
   Proceeds from sale of put options on common stock .....     3,352,000              --
                                                            ------------  --------------
   Net cash provided by (used in) financing activities ...   (18,116,000)      3,885,000
                                                            ------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....    (6,066,000)     15,136,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........    77,439,000      74,599,000
                                                            ------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................   $71,373,000     $89,735,000
                                                            ============  ==============

SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses:
   Fair value of assets acquired .........................                   $19,246,000
   Cost in excess of net assets acquired .................                     3,123,000
   Fair value of liabilities assumed .....................                   (11,204,000)
   Future payments on acquisition ........................                    (4,092,000)
                                                                          --------------
   Net cash paid .........................................                    $7,073,000
                                                                          ==============
NON-CASH FINANCING ACTIVITY:
   Treasury stock purchase payable .......................   $10,055,000
                                                            ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------

                                                            Three Months Ended March 31,
                                                            ---------------------------
                                                               1997           1996
                                                            -----------  --------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:

NET INCOME ...............................................  $20,834,000     $18,950,000
                                                            -----------  --------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization ......................    3,088,000       2,760,000
      Change in provision for uncollectible receivables ..       (6,000)        114,000
      Amortization of bond premiums ......................      442,000         425,000
      Tax benefit from stock options exercised ...........      277,000       3,468,000
      Unrealized holding loss on
        marketable securities ............................      446,000         239,000
      Other, net .........................................     (109,000)       (288,000)

      Changes in Assets and Liabilities:
      Accounts receivable ................................   (2,217,000)     (2,479,000)
      Other current assets ...............................    1,857,000         315,000
      Accounts payable and accrued expenses ..............   (1,091,000)       (201,000)
      Claims reserves ....................................     (267,000)        (82,000)
      Income taxes payable ...............................   12,311,000       7,142,000
      Non-current assets and liabilities .................     (540,000)       (369,000)
                                                            -----------  --------------

   TOTAL ADJUSTMENTS .....................................   14,191,000      11,044,000
                                                            -----------  --------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES .............  $35,025,000     $29,994,000
                                                            ===========  ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $709,000, net of deferred income taxes, for the three months ended March 31, 1997. The net unrealized gain at March 31, 1997, included as a component of stockholders' equity, was $416,000, net of deferred income taxes. The Company's $12,561,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at March 31, 1997, as reported by the partnership, was $14,108,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns 20% of the limited partnership's assets. The Company's proportionate share of the partnership's income was $115,000 for the three months ended March 31, 1997 and is included in interest income.

4. On August 8, 1996, the Company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares, or approximately 15% of the Company's then outstanding Common Stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first quarter of 1997, the Company repurchased 806,000 shares for a total cost of approximately $33.1 million ($10.1 million of which was paid subsequent to March 31, 1997) or an
     average of $41.07 per share.   During 1996, the Company repurchased
     approximately 1,412,000 shares for a total cost of approximately $56.1 million or an average of $39.74 per share. Approximately 567,000 of these shares were purchased under the 1996 repurchase plan and 845,000 shares were repurchased under a prior plan. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes.

     In connection with this stock repurchase program, the Company sold put options in 1996 which obligate the Company, at the election of the option holders, to repurchase up to 2,000,000 shares of Common Stock at prices ranging from $40.25 to $42.875 per share. The proceeds from the sale of these options in the amount of $6,728,000 was recorded as additional paid-in-capital. During the first quarter of 1997, the Company sold 2,500,000 put options which obligate the Company to repurchase shares at prices ranging from $40.00 to $41.00 per share. The proceeds from sale of these options in the amount of $3,352,000 was recorded as paid-in-capital. As of March 31, 1997, 2,750,000 of the 4,500,000 put options have expired. Subsequent to March 31, 1997, the Company sold an additional 2,595,000 put options for $5,547,000 with option prices ranging from $38.45 to $40.50. The outstanding put options expire at various dates from May 16, 1997 through March 2, 1998.

5. On May 8, 1997 the Company announced it had signed a definitive agreement under which COMPARE will acquire Loyalty Life Insurance Company (Loyalty). Loyalty is an insurer with licenses to conduct health insurance business in 49 states, which will have no net insurance liabilities at the time of its acquisition by COMPARE. Under the terms of the acquisition, which will be accounted for as a purchase, COMPARE will pay a maximum of approximately $13.5 million subject to the satisfaction of certain contingencies. Loyalty will have net assets of approximately $8 million which results in a net acquisition cost of approximately $5.5 million.

6. The Company has not yet adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997, but early adoption is prohibited. If the Company had adopted SFAS No. 128, Basic Earnings Per Share would have been $.62 and $.54 for the three months ended March 31, 1997 and 1996, respectively. Diluted Earnings Per Share would have been $.61 and $.53 for the three months ended March 31, 1997 and 1996, respectively.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1997 increased 8% or $4,936,000 from the comparable period of 1996. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue) or on a per-transaction basis. As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

     The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 1997 and 1996:

                                             SOURCES OF REVENUE
                                              ($ in thousands)

                                       Three Months Ended March 31,
                                    ----------------------------------
                                     1997       %      1996       %
                                    -------  -------  -------  -------
          PPO                       $50,896      78%  $46,101      77%
          Fee Schedule Services       6,299      10     6,260      11
          Clinical Cost Management
           Services                   4,780       7     5,473       9

          Premiums, Net               2,946       5     1,381       2
          Government Contract
           Services                      --      --       770       1
                                    -------  -------  -------  -------

          Total                     $64,921     100%  $59,985     100%
                                    =======  =======  =======  =======


     The growth in revenue during the three months ended March 31, 1997 from the comparable period of 1996 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $4,795,000 (10%) from the same period of 1996. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from fee schedule services increased slightly ($39,000) from the comparable period in 1996. Premium revenue increased $1,565,000 (113%) for the three months ended March 31, 1997 from the comparable period in 1996 due primarily to new client activity.

     Revenue from clinical cost management services decreased $693,000 (13%) for the three months ended March 31, 1997 from the comparable period in 1996. Government contract revenue decreased $770,000 from the same period in 1996 due to the completion of the Company's CHAMPUS contract with the Department of Defense.

     Cost of services increased $701,000 (4%) for the three months ended March 31, 1997 from the comparable period of 1996. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses associated with the development of the Company's risk based products and, to a lesser extent, expenses incurred in the expansion and development of the Company's PPO network.

     Selling and marketing costs for the three months ended March 31, 1997 were essentially unchanged from the comparable period of 1996.

     General and administrative costs for the three months ended March 31, 1997 increased $265,000 (8%) from the comparable period of 1996. This increase is primarily attributable to the general insurance expenses incurred by the Company's insurance subsidiary. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

     Healthcare benefits represent losses incurred by insureds of the Company's insurance entity. The loss ratio (losses as a percent of premiums) was 71% for the three months ended March 31, 1997 compared to 60% for the comparable period of 1996. Due to the small size of the insurance business, this expense is expected to be volatile until the Company is able to institute all of its managed care services and cost controls and increase the size of its insurance business.

     Depreciation and amortization expenses increased $328,000 (12%) for the three months ended March 31, 1997 from the comparable period of 1996 due primarily to purchases of computer hardware and software as well as the purchase of the Company's Phoenix facility. Depreciation expense as a percent of revenue remained constant at 5%.

     Interest income for the three months ended March 31, 1997 increased $639,000 (22%) from the same period in 1996 although the amount of cash equivalents and investments has only increased 3% since March 31, 1996. This increase is due primarily to the Company investing in longer term investments with higher yields.

     Net income for the three months ended March 31, 1997, increased $1,884,000 (10%) from the comparable period of 1996. This increase is due primarily to the revenue growth as well as efficiencies achieved in the Company's operations.

     Net income per share for the three months ended March 31, 1997 increased 15% from the comparable period of 1996. The increase in net income per share was favorably impacted by the repurchase of approximately 2,218,000 shares of Company common stock between March 31, 1996 and March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $125,447,000 in working capital at March 31, 1997 compared with working capital of $158,339,000 at December 31, 1996. The decrease is primarily attributable to the purchase of the building which houses the Company's Phoenix operations for $14,000,000 as well as the repurchase of 806,000 shares of Company Common Stock for a total cost of $33,108,000 ($10.1 million of which is payable at March 31, 1997) in the first quarter of 1997. Investment activities used $22,975,000 of cash representing net purchases of investments of $5,900,000 and purchases of fixed assets of $17,075,000 (including $14,000,000 for the Phoenix building). Financing activities used $18,116,000 of cash representing $23,053,000 in purchases of treasury stock during the three months ended March 31, 1997 partially offset by $1,585,000 in proceeds from issuance of common stock and $3,352,000 in proceeds from sale of put options. Through the first three months of the year, operating activities provided $35,025,000 of cash.

     The Company believes that its working capital, long-term investments, and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

            (a)  Exhibit 11.1 - Computation of Primary Earnings Per Common Share

            (b) Exhibit 11.2 - Computation of Fully Diluted Earnings Per Common Share

         Reports on Form 8-K:

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HealthCare COMPARE Corp.

Dated:   May 12, 1997            /s/James C. Smith
                                 -------------------------------------
                                 James C. Smith
                                 President and Chief Executive Officer



Dated:   May 12, 1997            /s/Joseph E. Whitters
                                 -------------------------------------
                                 Joseph E. Whitters
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)