Form 10-Q
period 1997-06-30
HEALTHCARE COMPARE CORP/DE/
filed 1997-08-13
CIK 812910

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

 {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1997
                                               -------------

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

             3200 Highland Avenue, Downers Grove, Illinois 60515
    ----------------------------------------------------------------------
             (Address of principal executive offices, Zip Code)

                               (630) 241-7900
    ----------------------------------------------------------------------
              (Registrant's phone number, including area code)

                         ---------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares of Common Stock, par value $.01 per share, outstanding on August 8, 1997 was 31,722,114.

                   HealthCare COMPARE Corp. and Subsidiaries

                                     INDEX


Part I.     Financial Information                                                                        Page Number
                                                                                                         -----------

            Item 1.  Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            Consolidated Balance Sheets - Assets at  June 30, 1997
              and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheets - Liabilities and Stockholders'
              Equity at June 30, 1997 and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . .   4

            Consolidated Statements of Operations for the three months
              ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the six months
              ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-8

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  9-10

            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . 11-13

Part II.  Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .   14

            Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Exhibit 11    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16-17


PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
================================================================================


ASSETS                                               June 30, 1997          December 31, 1996
                                                     -------------          -----------------
Current Assets:
    Cash and cash equivalents . . . . . . .          $   64,537,000            $   77,439,000

    Short-term investments  . . . . . . . .              22,680,000                74,823,000

    Accounts receivable, less allowances for
       doubtful accounts of $2,587,000
       and $2,573,000, respectively . . . .              29,351,000                24,515,000

    Other current assets  . . . . . . . . .               7,251,000                11,694,000
                                                     --------------            --------------

    Total current assets  . . . . . . . . .             123,819,000               188,471,000

Long-Term Investments:

    Marketable securities . . . . . . . . .              96,923,000                92,766,000

    Other . . . . . . . . . . . . . . . . .              25,030,000                20,869,000
                                                     --------------            --------------
                                                        121,953,000               113,635,000

Property and Equipment:

    Buildings and improvements  . . . . . .              50,846,000                36,450,000

    Computer equipment and software . . . .              44,683,000                39,642,000

    Office furniture and equipment  . . . .              19,740,000                19,036,000
                                                     --------------            --------------
                                                        115,269,000                95,128,000

    Less accumulated depreciation and
       amortization . . . . . . . . . . . .             (54,636,000)              (48,472,000)
                                                     --------------            --------------

    Net property and equipment  . . . . . .              60,633,000                46,656,000


Other Assets  . . . . . . . . . . . . . . .               4,859,000                 4,576,000
                                                     --------------            --------------
                                                     $  311,264,000            $  353,338,000
                                                     ==============            ==============

                                      3

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30, 1997         December 31, 1996
                                                      --------------         -----------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . .            $  6,807,000              $  8,574,000
    Accrued expenses  . . . . . . . . . . .              12,553,000                10,811,000
    Treasury stock purchases payable  . . .                 855,000                        --
    Claims reserves . . . . . . . . . . . .               8,075,000                 8,750,000
    Income taxes payable  . . . . . . . . .                 747,000                        --
                                                     --------------            --------------
    Total current liabilities . . . . . . .              29,037,000                28,135,000

Non-Current Liabilities . . . . . . . . . .               1,902,000                 1,997,000
                                                     --------------            --------------
    Total liabilities . . . . . . . . . . .              30,939,000                30,132,000
Commitments and Contingencies . . . . . . .                      --                        --
Stockholders' Equity:
    Common stock  . . . . . . . . . . . . .                 373,000                   372,000
    Additional paid-in capital  . . . . . .             144,794,000               129,147,000
    Retained earnings . . . . . . . . . . .             331,343,000               289,065,000
    Unrealized holding gain on marketable
       securities . . . . . . . . . . . . .               1,120,000                 1,125,000
    Treasury stock, at cost . . . . . . . .            (197,305,000)              (96,503,000)
                                                     --------------            --------------
    Total stockholders' equity  . . . . . .             280,325,000               323,206,000
                                                     --------------            --------------
                                                     $  311,264,000            $  353,338,000
                                                     ==============            ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================

                                                             Three Months Ended June 30,
                                                            1997                      1996
                                                       --------------          ---------------
Revenues  . . . . . . . . . . . . . . . . .          $   68,834,000            $   62,200,000
                                                     --------------            --------------

Operating expenses:
    Cost of services  . . . . . . . . . . .              20,552,000                18,366,000
    Selling and marketing . . . . . . . . .               7,429,000                 7,319,000
    General and administrative  . . . . . .               3,714,000                 3,321,000
    Healthcare benefits . . . . . . . . . .               2,035,000                 1,398,000
    Depreciation and amortization . . . . .               3,304,000                 2,938,000
    Interest income, net  . . . . . . . . .              (3,210,000)               (3,053,000)
                                                     --------------            --------------
                                                         33,824,000                30,289,000
                                                     --------------            --------------

Income before income taxes  . . . . . . . .              35,010,000                31,911,000

Income taxes  . . . . . . . . . . . . . . .             (13,566,000)              (12,179,000)
                                                     --------------            --------------

Net income  . . . . . . . . . . . . . . . .          $   21,444,000            $   19,732,000
                                                     ==============            ==============

Weighted average common and
  common share equivalents  . . . . . . . .              33,307,000                35,789,000
                                                     ==============            ==============

Net income per common share . . . . . . . .          $          .64            $          .55
                                                     ==============            ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================

                                                            Six Months Ended June 30,
                                                          1997                      1996
                                                     --------------            --------------
Revenues  . . . . . . . . . . . . . . . . .          $  133,755,000            $  122,185,000
                                                     --------------            --------------
Operating expenses:
    Cost of services  . . . . . . . . . . .              39,095,000                36,208,000
    Selling and marketing . . . . . . . . .              14,638,000                14,559,000
    General and administrative  . . . . . .               7,372,000                 6,714,000
    Healthcare benefits . . . . . . . . . .               4,127,000                 2,228,000
    Depreciation and amortization . . . . .               6,392,000                 5,698,000
    Interest income, net  . . . . . . . . .              (6,701,000)               (5,905,000)
                                                     --------------            --------------
                                                         64,923,000                59,502,000
                                                     --------------            --------------

Income before income taxes  . . . . . . . .              68,832,000                62,683,000

Income taxes  . . . . . . . . . . . . . . .             (26,554,000)              (24,001,000)
                                                     --------------            --------------

Net income  . . . . . . . . . . . . . . . .          $   42,278,000            $   38,682,000
                                                     ==============            ==============

Weighted average common and
  common share equivalents  . . . . . . . .              33,757,000                35,714,000
                                                     ==============            ==============

Net income per common share . . . . . . . .          $         1.25            $         1.08
                                                     ==============            ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                                          Six Month Ended June 30,
                                                                                ----------------------------------------
                                                                                      1997                    1996
                                                                                ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . . . . .         $  128,535,000            $  120,804,000
    Cash paid to suppliers and employees  . . . . . . . . . . . . . . .            (59,583,000)              (56,708,000)
    Healthcare benefits paid  . . . . . . . . . . . . . . . . . . . . .             (3,148,000)               (1,835,000)
    Interest received, net  . . . . . . . . . . . . . . . . . . . . . .              9,003,000                 5,948,000
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . . . . .            (24,478,000)              (21,352,000)
                                                                                --------------            --------------
    Net cash provided by operating activities . . . . . . . . . . . . .             50,329,000                46,857,000
                                                                                --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . . . . .           (103,512,000)             (102,967,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . . . . .            146,585,000                82,027,000
    Acquisition of businesses, net of cash acquired . . . . . . . . . .               (412,000)              (10,090,000)
    Purchase of property and equipment  . . . . . . . . . . . . . . . .            (20,232,000)               (7,722,000)
                                                                                --------------            --------------
    Net cash provided by (used in) investing activities . . . . . . . .             22,429,000               (38,752,000)
                                                                                --------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .            (99,947,000)               (5,038,000)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . .              3,476,000                 9,501,000
    Proceeds from sale of put options on common stock . . . . . . . . .             10,811,000                        --
                                                                                --------------            --------------
    Net cash provided by (used in) financing activities . . . . . . . .            (85,660,000)                4,463,000
                                                                                --------------            --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .            (12,902,000)               12,568,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . .             77,439,000                74,599,000
                                                                                --------------            --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . .         $   64,537,000            $   87,167,000
                                                                                ==============            ==============

SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses:
    Fair value of assets acquired . . . . . . . . . . . . . . . . . . .         $           --            $   19,246,000
    Cost in excess of net assets acquired . . . . . . . . . . . . . . .                412,000                 3,031,000
    Fair value of liabilities assumed . . . . . . . . . . . . . . . . .                     --               (11,204,000)
    Future payments on acquisition  . . . . . . . . . . . . . . . . . .                     --                  (983,000)
                                                                                --------------            --------------
    Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      412,000            $   10,090,000
                                                                                ==============            ==============
Non-cash financing activity:
    Treasury stock purchase payable . . . . . . . . . . . . . . . . . .         $      855,000
                                                                                ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================


                                                                                          Six Month Ended June 30,
                                                                                ----------------------------------------
                                                                                      1997                    1996
                                                                                ---------------         ----------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   42,278,000            $   38,682,000
                                                                                --------------            --------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
       Depreciation and amortization  . . . . . . . . . . . . . . . . .              6,392,000                 5,698,000
       Change in provision for uncollectible receivables  . . . . . . .                 14,000                   115,000
       Amortization of bond premiums  . . . . . . . . . . . . . . . . .                761,000                   871,000
       Tax benefit from stock options exercised . . . . . . . . . . . .              1,361,000                 3,794,000
       Unrealized holding loss on marketable securities . . . . . . . .                     --                   385,000
       other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                (46,000)                 (211,000)

       Changes in assets and Liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .             (4,850,000)               (1,064,000)
       Other current assets . . . . . . . . . . . . . . . . . . . . . .              4,443,000                   405,000
       Accounts payable and accrued expenses  . . . . . . . . . . . . .                (25,000)                 (296,000)
       Claims reserves  . . . . . . . . . . . . . . . . . . . . . . . .               (675,000)                  (42,000)
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                747,000                  (281,000)
       Non-current assets and liabilities . . . . . . . . . . . . . . .                (71,000)               (1,199,000)
                                                                                --------------            --------------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . . .              8,051,000                 8,175,000
                                                                                --------------            --------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . .         $   50,329,000            $   46,857,000
                                                                                ==============            ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

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

2. On July 1, 1997, the Company completed the acquisition of all of the outstanding shares of capital stock of First Health Strategies, Inc. ("Strategies") and First Health Services Corporation ("Services") from First Financial Management Corporation and First Data Corporation for a purchase price of approximately $202 million in cash subject to certain post-closing adjustments. Strategies, based in Salt Lake City, Utah, and Services, based in Richmond, Virginia, provide independent health care administration services such as claims administration and associated health care management services to the self-insured corporate and government markets. The acquisition will be accounted for as a purchase.

      Simultaneously with the closing of the acquisition, the Company entered into a credit agreement underwritten by LaSalle National Bank as a lender and as administrative agent and First Chicago Capital Markets, Inc. as syndication agent, which provides for borrowing of $200 million under a revolving credit facility. On July 1, 1997, the Company borrowed $200 million to fund the acquisition of Strategies and Services. In addition, the Company anticipates receiving commitments for expansion of the credit facility to a maximum of $350 million in August, 1997.

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $5,000, net of deferred income taxes, for the six months ended June 30, 1997. The net unrealized gain at June 30, 1997, included as a component of stockholders' equity, was $1,120,000, net of deferred income taxes. The Company's $12,561,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at June 30, 1997, as reported by the partnership, was $14,480,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns a 20% interest in a particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $264,000 for the six months ended June 30, 1997 and is included in interest income. In the second quarter of 1997, the Company made an additional investment of $3.3 million in this limited partnership. The new investment will also be accounted for on the equity method since the Company owns a 25% interest in another tranche of the limited partnership. No income has been reported on this additional investment as of June 30, 1997.

4. On August 8, 1996, the Company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares, or approximately 15% of the Company's then outstanding Common Stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first six months of 1997, the Company repurchased 2,136,600 shares for a total cost of approximately $101 million ($855,000 of which was paid subsequent to June 30, 1997) or an average of $47.18
      per share.   During 1996, the Company repurchased approximately 1,412,000 shares for a total cost of approximately $56.1 million or an average of $39.74 per share. Approximately 567,000 of these shares were purchased under the 1996 repurchase plan and 845,000 shares were repurchased under a prior plan. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes.

      In connection with this stock repurchase program, the Company sold put options in 1996 which obligate the Company, at the election of the option holders, to repurchase up to 2,000,000 shares of Common Stock at prices ranging from $40.25 to $42.875 per share. The proceeds from the sale of these options in the amount of $6,728,000 was recorded as additional paid-in-capital. During the first six months of 1997, the Company sold 6,095,000 put options which obligate the Company to repurchase shares at prices ranging from $38.71 to $48.13 per share. The proceeds from sale of these options in the amount of $10,811,000 was recorded as paid-in-capital. As of June 30, 1997, 5,500,000 of the 8,095,000 put options have expired. The outstanding put options expire at various dates from August 12, 1997 through March 2, 1998. As of August 11, 1997, no shares have been put to the Company pursuant to these options.

5. On May 8, 1997 the Company announced it had signed a definitive agreement under which the Company will acquire Loyalty Life Insurance Company (Loyalty). Loyalty is an insurer with licenses to conduct health insurance business in 49 states, which will have no net insurance liabilities at the time of its acquisition by the Company. Under the terms of the acquisition, which will be accounted for as a purchase, the Company will pay a maximum of approximately $13.5 million subject to the satisfaction of certain contingencies. Loyalty will have net assets of approximately $8 million which results in a net acquisition cost of approximately $5.5 million. The Company expects to receive regulatory approval for the completion of the acquisition in late August 1997.

6. The Company has not yet adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997, and early adoption is prohibited. If the Company had adopted SFAS No. 128, Basic Earnings Per Share would have been $.66 and $1.28 compared to $.56 and $1.11 for the three and six months ended June 30, 1997 and 1996, respectively. Diluted Earnings Per Share would have been $.64 and $1.25 compared to $.55 and $1.08 for the three and six months ended June 30, 1997 and 1996, respectively.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
================================================================================


RESULTS OF OPERATIONS

      Revenues for the three and six months ended June 30, 1997 increased 11% or $6,634,000 and 9% or $11,570,000, respectively, from the comparable periods of 1996. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis (fee-based revenue). The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan (capitated revenue) or on a per-transaction basis. As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

      The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 1997 and 1996:

                              SOURCES OF REVENUE
                               ($ in thousands)


                                Three Months Ended June 30,                      Six Months Ended June 30,
                          --------------------------------------       ---------------------------------------------
                             1997       %      1996        %                1997           %       1996         %
                          --------   ------  --------   --------        ----------      ------   --------   --------

Service:
  PPO Services            $ 54,295     79%    $48,024      77%            $105,191        79%    $ 94,125      77%

  Fee Schedule Services      6,831     10       6,414      10               13,130        10       12,674      10
  Clinical Management        4,674      7       5,301       9                9,454         7       10,774       9
     Services
  Gov't. Contract
     Services                   --     --         590       1                   --        --        1,360       1
                           -------   ----     -------     ---             --------      ----    ---------     ---
Total Service               65,800     96      60,329      97              127,775        96      118,933      97
                           -------   ----     -------     ---             --------      ----    ---------     ---

Risk:
   Premiums, Net             2,767      4       1,871       3                5,713         4        3,252       3
   Service                     267     --          --      --                  267        --           --      --
                           -------   ----     -------     ---             --------      ----    ---------     ---
Total Risk                   3,034      4       1,871       3                5,980         4        3,252       3
                           -------   ----     -------     ---             --------      ----    ---------     ---
Grand Total                $68,834    100%    $62,200     100%            $133,755       100%    $122,185     100%
                           =======   ====     =======     ===             ========      ----    ---------     ---



  The growth in revenue during the three and six months ended June 30, 1997 from the comparable periods of 1996 is primarily attributable to the expansion and development of the Company's PPO services. PPO revenue increased $6,271,000 (13%) and $11,066,000 (12%) from the same periods of 1996. This growth is the result of new client additions and increased utilization of the PPO network by existing clients. Revenue from fee schedule services increased $417,000 (7%) and $456,000 (4%) from the comparable periods in 1996. Premium revenue increased $896,000 (48%) and

$2,641,000 (76%) for the three and six months ended June 30, 1997 from the comparable periods in 1996 due primarily to new client activity.

  Revenue from clinical cost management services decreased $627,000 (12%) and $1,320,000 (12%), respectively, for the three and six months ended June 30, 1997 from the comparable periods in 1996. Government contract revenue decreased $590,000 and $1,360,000 from the same periods in 1996 due to the completion of the Company's CHAMPUS contract with the Department of Defense.

  Cost of services increased $2,186,000 (12%) and $2,887,000 (8%), respectively, for the three and six months ended June 30, 1997 from the comparable periods of 1996. Cost of services consists primarily of salaries for personnel involved in PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The increase in these costs is primarily attributable to expenses associated with the development of the Company's risk based products and, to a lesser extent, expenses incurred in the expansion and development of the Company's PPO network.

  Selling and marketing costs for the three and six months ended June 30, 1997 were essentially unchanged from the comparable periods of 1996.

  General and administrative costs for the three and six months ended June 30, 1997 increased $393,000 (12%) and $658,000 (10%) from the comparable periods of 1996. This increase is primarily attributable to the general insurance expenses incurred by the Company's insurance subsidiary. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

  Healthcare benefits represent losses incurred by insureds of the Company's insurance entity. The loss ratio (losses as a percent of premiums) was 74% and 72%, respectively, for the three and six months ended June 30, 1997 compared to 75% and 69% for the comparable periods of 1996. Due to the small size of the insurance business, this expense is expected to be volatile until the Company is able to institute all of its managed care services and cost controls and increase the size of its insurance business.

  Depreciation and amortization expenses increased $366,000 (12%) and $694,000 (12%), respectively, for the three and six months ended June 30, 1997 from the comparable periods of 1996 due primarily to purchases of computer hardware and software as well as the purchase of the Company's Phoenix facility. Depreciation expense as a percent of revenue remained constant at 5%.

  Interest income for the three and six months ended June 30, 1997 increased $157,000 (5%) and $796,000 (13%), respectively for the same periods in 1996 although the amount of cash equivalents and investments has decreased 26% since June 30, 1996. This increase is due primarily to the Company investing in longer term investments with higher yields.

  Net income for the three and six months ended June 30, 1997, increased $1,712,000 (9%) and $3,596,000 (9%), respectively, from the comparable periods of 1996. This increase is due primarily to the revenue growth achieved.

  Net income per share for the three and six months ended June 30, 1997 increased 16% from the comparable periods of 1996. The increase in net income per share was favorably impacted by the repurchase of approximately 2,137,000 shares of Company common stock during the first six months of 1997. For the three and six months ended June 30, 1997, there were approximately 7% and 5% fewer weighted average common shares outstanding than during the comparable periods of 1996.


 LIQUIDITY AND CAPITAL RESOURCES

  The Company had $94,782,000 in working capital at June 30, 1997 compared with working capital of $160,336,000 at December 31, 1996. The decrease is primarily attributable to the purchase of the building which houses the Company's Phoenix operations for $14,000,000 as well as the repurchase of 2,136,600 shares of Company Common Stock for a total cost of $100,802,000 ($855,000 of which is payable at June 30, 1997) during the first six months of 1997. Through the first six months of the year, operating activities provided $50,329,000 of cash. Investment activities provided $22,429,000 of cash representing net sales of investments of $43,073,000 and purchases of fixed assets of $20,232,000 (including $14,000,000 for the Phoenix building). Financing activities used $85,660,000 of cash representing $99,947,000 in purchases of treasury stock during the six months ended June 30, 1997 partially offset by $3,476,000 in proceeds from issuance of common stock and $10,811,000 in proceeds from sale of put options.

  The Company believes that its working capital, long-term investments, recently completed credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

PART II


Item 4.   Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Stockholders of the Company on May 20, 1997, all directors of the Company were re-elected. The number of votes cast for and withheld for each director were as follows:

                                              For                        Withheld
                                      -------------------           -----------------
          Robert J. Becker, M.D.          28,507,100                     113,627
          Michael J. Boskin               28,507,168                     113,559
          Daniel S. Brunner               28,507,500                     113,227
          Robert S. Colman                28,507,500                     113,227
          Ronald H. Galowich              28,507,280                     113,447
          Harold S. Handelsman            28,507,400                     113,327
          Burton W. Kanter                28,507,200                     113,527
          Don Logan                       28,507,180                     113,547
          Thomas J. Pritzker              28,507,500                     113,227
          David E. Simon                  27,801,037                     819,690
          James C. Smith                  28,505,102                     115,625

          A proposal to approve the performance-based compensation provision of the employment agreement with the Company's Chief Executive Officer was approved with 27,544,433 shares cast for, 579,480 shares against and 38,664 shares abstaining. In addition, there were 458,150 broker non-votes.

          A proposal to approve the grant of two stock options to the Company's Chief Executive Officer was approved with 27,628,075 shares cast for, 756,088 shares against and 89,352 shares abstaining. In addition, there were 147,212 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

              (a)  Exhibit 11 - Computation of Primary Earnings Per Common Share

              (b) Exhibit 11 - Computation of Fully Diluted Earnings Per Common Share

          Reports on Form 8-K:

                The Company filed a Report on Form 8-K dated July 14, 1997 reporting under Item 2, the acquisition of Strategies and Services.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HealthCare COMPARE Corp.

Dated:  August 13, 1997
                                                   /s/James C. Smith
                                                   -----------------------------
                                                   James C. Smith
                                                   President and Chief Executive
                                                   Officer

Dated:  August 13, 1997                            /s/Joseph E. Whitters
                                                   -----------------------------
                                                   Joseph E. Whitters
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)