Form 10-Q
period 1997-09-30
HEALTHCARE COMPARE CORP/DE/
filed 1997-11-14
CIK 812910

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997
                                       OR
         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, par value $.01 per share, outstanding on November 7, 1997 was 31,865,994.

                  HealthCare COMPARE Corp. and Subsidiaries

                                    INDEX


Part I.    Financial Information                                                            Page Number
                                                                                            -----------
           Item 1.  Financial Statements
           -----------------------------

           Consolidated Balance Sheets - Assets at  September 30, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .          3

           Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity at September 30, 1997 and December 31, 1996 . . . . . . . . . . . .          4

           Consolidated Statements of Operations for the three months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .          5

           Consolidated Statements of Operations for the nine months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .          6

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .         7-8

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .         9-13

           Item 2.  Management's Discussion and Analysis of Financial
           ----------------------------------------------------------
                    Condition and Results of Operations . . . . . . . . . . . . . . . .        14-18
                    -----------------------------------

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .          19
           -----------------------------------------


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21-22

PART 1.  FINANCIAL INFORMATION
HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                   September 30, 1997       December 31, 1996
                                                         ------------------       -----------------
Current Assets:
    Cash and cash equivalents............................     $57,794,000             $ 77,439,000
    Short-term investments...............................       6,508,000               74,823,000
    Accounts receivable, less allowances for
       doubtful accounts of $9,511,000
       and $2,573,000, respectively......................      64,192,000               24,515,000
    Reinsurance recoverable..............................     261,072,000                        -
    Other current assets.................................      15,302,000               11,694,000
                                                              -----------              -----------
    Total current assets.................................     404,868,000              188,471,000

Long-Term Investments:
    Marketable securities................................     162,895,000               92,766,000
    Other................................................      26,273,000               20,869,000
                                                              -----------              -----------
                                                              189,168,000              113,635,000
Property and Equipment:
    Buildings and improvements...........................      51,309,000               36,450,000
    Computer equipment and software......................      56,718,000               39,642,000
    Office furniture and equipment.......................      21,994,000               19,036,000
                                                              -----------              -----------
                                                              130,021,000               95,128,000
    Less accumulated depreciation and
       amortization......................................     (59,103,000)             (48,472,000)
                                                              -----------              -----------
    Net property and equipment...........................      70,918,000               46,656,000

Goodwill.................................................      94,516,000                2,908,000
Other Assets.............................................      33,057,000                1,668,000
                                                              -----------              -----------
                                                             $792,527,000             $353,338,000
                                                              ===========              ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30, 1997            December 31, 1996
                                                          -------------------           -----------------
Current Liabilities:
    Accounts payable.......................................     $ 42,502,000                $  8,574,000
    Accrued expenses.......................................       48,893,000                  10,811,000
    Claims reserves........................................      268,395,000                   8,750,000
    Income taxes payable...................................          578,000                           -
                                                              --------------            ----------------
    Total current liabilities..............................      360,368,000                  28,135,000

Long-Term Debt.............................................      200,000,000                           -
Other Non-Current Liabilities..............................          855,000                   1,997,000
                                                              --------------                ------------
    Total liabilities......................................      561,223,000                  30,132,000
Commitments and Contingencies..............................                -                           -
Stockholders' Equity:
    Common stock...........................................          375,000                     372,000
    Additional paid-in capital.............................      152,346,000                 129,147,000
    Retained earnings......................................      273,455,000                 289,065,000
    Unrealized holding gain on marketable
       securities..........................................        2,433,000                   1,125,000
    Treasury stock, at cost................................     (197,305,000)                (96,503,000)
                                                                ------------                 -----------
    Total stockholders' equity.............................      231,304,000                 323,206,000
                                                                ------------                 -----------

                                                               $ 792,527,000                $353,338,000
                                                                ============                 ===========

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Three Months Ended September 30,
                                                                              ---------------------------------
                                                                                 1997                     1996
                                                                             -------------             -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $126,194,000               $62,428,000
                                                                              -----------                ----------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                    57,823,000                18,034,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    13,766,000                 7,216,000
    General and administrative  . . . . . . . . . . . . . .                    10,287,000                 3,495,000
    Healthcare benefits   . . . . . . . . . . . . . . . . .                     1,900,000                 1,359,000
    In-process research and development   . . . . . . . . .                    80,000,000                         -
    Depreciation and amortization   . . . . . . . . . . . .                     5,370,000                 2,937,000
                                                                             ------------                ----------
                                                                              169,146,000                33,041,000
                                                                              -----------                ----------

Income (loss) from operations . . . . . . . . . . . . . . .                   (42,952,000)               29,387,000
Other (income) expenses:
    Interest expense  . . . . . . . . . . . . . . . . . . .                     3,013,000                         -
    Interest income   . . . . . . . . . . . . . . . . . . .                    (3,893,000)               (3,412,000)
                                                                            -------------                ----------

Income (loss) before income taxes . . . . . . . . . . . . .                   (42,072,000)               32,799,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                   (15,816,000)              (12,710,000)
                                                                             ------------               -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .                  $(57,888,000)              $20,089,000
                                                                              ===========                ==========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                    31,778,000                35,208,000
                                                                              ===========                ==========

Net income (loss) per common share  . . . . . . . . . . . .               $         (1.82)          $           .57
                                                                           ==============            ==============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                               1997                     1996
                                                                       --------------------     --------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $259,949,000              $184,613,000
                                                                              -----------               -----------

Operating expenses:
    Cost of services  . . . . . . . . . . . . . . . . . . .                    96,918,000                54,242,000
    Selling and marketing   . . . . . . . . . . . . . . . .                    28,404,000                21,775,000
    General and administrative  . . . . . . . . . . . . . .                    17,659,000                10,209,000
    Healthcare benefits   . . . . . . . . . . . . . . . . .                     6,027,000                 3,587,000
    In-process research and development   . . . . . . . . .                    80,000,000                         -
    Depreciation and amortization   . . . . . . . . . . . .                    11,762,000                 8,635,000
                                                                              -----------                ----------
                                                                              240,770,000                98,448,000
                                                                              -----------                ----------

Income from operations  . . . . . . . . . . . . . . . . . .                    19,179,000                86,165,000
Other (income) expenses:
    Interest expense  . . . . . . . . . . . . . . . . . . .                     3,013,000                         -
    Interest income   . . . . . . . . . . . . . . . . . . .                   (10,594,000)               (9,317,000)
                                                                              -----------                ----------

Income before income taxes  . . . . . . . . . . . . . . . .                    26,760,000                95,482,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                   (42,370,000)              (36,711,000)
                                                                             ------------               -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .                  $(15,610,000)              $58,771,000
                                                                              ===========                ==========

Weighted average common and
  common share equivalents  . . . . . . . . . . . . . . . .                    32,700,000                35,501,000
                                                                              ===========                ==========

Net income (loss) per common share  . . . . . . . . . . . .              $           (.48)          $          1.66
                                                                          ================           ==============

 HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended September 30,
                                                                              --------------------------------

                                                                               1997                     1996
                                                                       --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers  . . . . . . . . . . . . . . . .            $252,472,000              $181,044,000
    Cash paid to suppliers and employees  . . . . . . . . . . . .            (145,765,000)              (86,523,000)
    Healthcare benefits paid  . . . . . . . . . . . . . . . . . .              (4,636,000)               (3,489,000)
    Interest income received  . . . . . . . . . . . . . . . . . .              12,330,000                 9,429,000
    Interest expense paid   . . . . . . . . . . . . . . . . . . .              (1,533,000)                        -
    Income taxes paid, net  . . . . . . . . . . . . . . . . . . .             (45,764,000)              (29,567,000)
                                                                              -----------               -----------
    Net cash provided by operating activities   . . . . . . . . .              67,104,000                70,894,000
                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments  . . . . . . . . . . . . . . . . . .            (172,576,000)             (148,486,000)
    Sales of investments  . . . . . . . . . . . . . . . . . . . .             194,314,000               114,779,000
    Acquisition of businesses, net of cash acquired   . . . . . .            (202,802,000)              (10,090,000)
    Purchase of property and equipment  . . . . . . . . . . . . .             (24,722,000)              (10,937,000)
                                                                            -------------              ------------
    Net cash used in investing activities   . . . . . . . . . . .            (205,786,000)              (54,734,000)
                                                                             ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt  . . . . . . . . . .             200,000,000                         -
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .            (100,802,000)              (61,134,000)
    Proceeds from issuance of common stock  . . . . . . . . . . .               7,539,000                11,050,000
    Proceeds from sale of put options on common stock   . . . . .              12,300,000                 6,728,000
                                                                              -----------               -----------
    Net cash provided by (used in) financing activities   . . . .             119,037,000               (43,356,000)
                                                                              -----------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             (19,645,000)              (27,196,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .              77,439,000                74,599,000
                                                                              -----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .           $  57,794,000              $ 47,403,000
                                                                              ===========               ===========

SUPPLEMENTAL CASH FLOW DATA:
Acquisition of businesses:
    Fair value of assets acquired   . . . . . . . . . . . . . . .            $367,438,000             $  19,246,000
    Cost in excess of net assets acquired   . . . . . . . . . . .              92,109,000                 3,048,000
    Fair value of liabilities assumed   . . . . . . . . . . . . .            (327,315,000)              (11,204,000)
    In-process research and development . . . . . . . . . . . . .              80,000,000                         -
    Future payments on acquisition  . . . . . . . . . . . . . . .              (9,430,000)               (1,000,000)
                                                                             ------------             -------------
    Net cash paid   . . . . . . . . . . . . . . . . . . . . . . .            $202,802,000             $  10,090,000
                                                                              ===========              ============

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                Nine Months Ended September 30,
                                                                                --------------------------------
                                                                               1997                       1996
                                                                            -----------                ----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . .        $(15,610,000)              $58,771,000
                                                                              -----------                ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        In-process research and development . . . . . . . . . . . . .          80,000,000                         -
        Depreciation and amortization . . . . . . . . . . . . . . . .          11,762,000                 8,635,000
        Change in provision for uncollectible receivables . . . . . .             706,000                    80,000
        Amortization of bond premiums . . . . . . . . . . . . . . . .             850,000                 1,308,000
        Tax benefit from stock options exercised  . . . . . . . . . .           3,363,000                 4,061,000
        Unrealized holding gain on marketable securities  . . . . . .          (1,019,000)                  (22,000)
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .          (1,362,000)                 (401,000)

        Changes in Assets and Liabilities
          (Net of Effects of Acquired Businesses):
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .          (1,657,000)               (3,571,000)
        Other current assets  . . . . . . . . . . . . . . . . . . . .          20,150,000                  (717,000)
        Reinsurance recoverable . . . . . . . . . . . . . . . . . . .         (12,909,000)                        -
        Accounts payable and accrued expenses . . . . . . . . . . . .         (15,775,000)                 (593,000)
        Claims reserves . . . . . . . . . . . . . . . . . . . . . . .          11,482,000                   170,000
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .             578,000                 3,974,000
        Non-current assets and liabilities  . . . . . . . . . . . . .         (13,455,000)                 (801,000)
                                                                              -----------                ----------

    TOTAL ADJUSTMENTS . . . . . . . . . . . . . . . . . . . . . . . .          82,714,000                12,123,000
                                                                              -----------                ----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .        $ 67,104,000               $70,894,000
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

2. On July 1, 1997, the Company acquired all the outstanding shares of capital stock of First Health Strategies, Inc. ("Strategies") and First Health Services Corporation ("Services") (collectively, "FHC") excluding the stock of Viable Information Processing Systems, Inc., a wholly-owned subsidiary of Services, from First Financial Management Corporation and First Data Corporation for a purchase price of $202 million in cash subject to adjustment provisions for the change in net working capital. As a result of the change in net working capital, the purchase price has been adjusted to approximately $196 million. Strategies, based in Salt Lake City, Utah, and Services, based in Richmond, Virginia, provide independent health care administration services such as claims administration and associated health care management services to the self-insured corporate and government markets. The acquisition was financed with a $200 million credit agreement underwritten by the Company's bank group. The acquisition was effected pursuant to the terms of a stock purchase agreement dated May 22, 1997.

       Based on the terms of the acquisition, the transaction is accounted for as a purchase of FHC by the Company for financial reporting and accounting purposes. Accordingly, the consolidated statements of
       operations include FHC's results since the date of acquisition.   The
       Company revalued the basis of FHC's acquired assets and assumed liabilities to fair value at the date of purchase. The purchase price of FHC is calculated as the net cash paid plus the Company's transaction costs. The difference between the purchase price and the fair value of the identifiable tangible and intangible assets acquired, the amount allocated to in-process research and development, and the liabilities assumed and incurred is recorded as goodwill and will be amortized over a period of 30 years. The allocation of the purchase price is as follows:

                 Purchase price                                                      $ 196,430,000
                 Transaction costs                                                       3,000,000
                                                                                     -------------
                 Total purchase price                                                $ 199,430,000
                                                                                     =============

                 Purchase price has been allocated as follows:
                          Fair value of assets acquired                              $  92,802,000
                          Goodwill                                                      87,385,000
                          In-process research and development                           80,000,000
                          Liabilities assumed                                          (40,039,000)
                          Liability for restructuring and integration costs            (20,718,000)
                                                                                     -------------
                                                                                     $ 199,430,000
                                                                                     =============

       In-process research and development represents projects related to the next generation of FHC's claims processing system. These projects represent FHC's research and development efforts prior to the acquisition, which have not yet reached the stage of technological feasibility and have no alternative future use; therefore, the ultimate revenue generating capability of these projects is uncertain. The purchased research and development was valued by an independent appraiser using a discounted, risk-adjusted future income approach taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology. The consolidated statements of earnings includes a charge for the purchased research and development which is not deductible for income tax purposes. The Company will incur approximately $10 million in additional development expenditures to make the purchased research and development commercially viable. Such modifications are expected to be completed within 2 to 3 years, with a substantial portion of the expenditures being incurred within the next 12 to 24 months.

       The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of the period presented adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of goodwill, recording of interest expense on the borrowings to finance the acquisition and a reduction of depreciation expense due to the write-down to fair value of fixed assets, (ii) the removal of revenues and related cost of services and expenses for acquired businesses that are held for sale, and (iii) the exclusion of the effects of the non-recurring charge of $80 million for purchased in-process research and development recorded by the Company in fiscal 1997 following consummation of the acquisition.

                                                                      Nine Months Ended September 30:
                                                                      -------------------------------
                                                                      1997                     1996
                                                                    --------                 --------
                 Pro forma:
                     Revenue                                         $379,391,000           $379,740,000
                     Net income                                        64,694,000             66,611,000
                     Net income per common share                     $       1.93           $       1.88

       These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the merged companies.

3. On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of September 30, 1997, $200 million was outstanding under the Agreement. The revolving credit facility is due on June 30, 2002. The Agreement provides for interest at LIBOR rate adjusted for the ratio of outstanding debt to earnings before interest, taxes, depreciation and amortization (EBITDA). For the quarter ended September 30, 1997, the interest rate was approximately 6%. The credit facility also had a corresponding fee calculated at approximately .2% of the unused balance.

4. On August 30, 1997 the Company acquired Loyalty Life Insurance Company ("Loyalty"), which is licensed to conduct health insurance business in 49 states for a purchase price of approximately $12.1 million in cash. On October 1, 1996, in anticipation of the acquisition, Loyalty entered into a reinsurance agreement with a former affiliate, National Farmers
       Union Life Insurance Company ("National Farmers").   Under the terms of
       the reinsurance agreement, all premiums and deposits received by Loyalty are transferred to National Farmers. Additionally, the cash and investments transferred by Loyalty to National Farmers which support ceded insurance liabilities are held in escrow for the benefit of Loyalty's policyholders. Premiums and policy benefits, which are not material in amount, are ceded to National Farmers and shown net of such cessions in the consolidated statements of operations. The Company continues to have primary liability as a direct insurer for risks reinsured. Loyalty is currently seeking approvals from the insurance regulators and policy holders of each state, as necessary, which would permit the legal replacement of Loyalty by National Farmers. Such approvals would release Loyalty from future liability under its existing insurance policies and result in the removal of such policy liabilities from the Company's Consolidated Balance Sheets. The Company currently anticipates receiving approval for legal replacement for the majority of these policies in 1998.

       Based upon the terms of the acquisition, the transaction is accounted for as a purchase of Loyalty by the Company for financial reporting and accounting purposes. The purchase price of $12,088,000 was allocated as follows:

                 Fair value of assets acquired                      $ 283,922,000
                 Goodwill                                               4,724,000
                 Fair value of liabilities assumed                   (276,558,000)
                                                                     ------------
                                                                    $  12,088,000
                                                                     ============

5.     Summary of new Accounting policies:

       Claims reserves - Claims reserves include traditional life insurance, such as whole life insurance, term life insurance and accident and health insurance, as well as universal life insurance policies and annuity contracts which do not have significant mortality or morbidity risk. Reserves for future policy benefits on traditional life insurance policies are computed using a net level premium method based upon historical experience of investment yields, mortality and withdrawals, including provisions for possible adverse deviation. Reserves for universal life-type and annuity contracts are equal to the accumulated policyholder account values, determined in accordance with the terms of the underlying policies.

       Reinsurance recoverable - Reinsurance recoverable represents the amount due from other insurance companies as a result of the cession of a portion of the Company's insurance risk to such companies.
       Substantially all of this balance is due from National Farmers.

       Reinsurance recoverable and the related claim reserves are reported separately in the Consolidated Balance Sheets.


6. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,308,000, net of deferred income taxes, for the nine months ended September 30, 1997. The net unrealized gain at September 30, 1997, included as a component of stockholders' equity, was $2,433,000, net of deferred income taxes. The Company's $12,561,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at September 30, 1997, as reported by the partnership, was $15,361,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns a 20% interest in a particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $414,000 for the nine months ended September 30, 1997 and is included in interest income. In the second quarter of 1997, the Company made an additional investment of $4.2 million in this limited partnership for a 25% interest in a particular tranche of new equipment. The new investment is also accounted for on the equity method. The Company's proportionate share of the partnership's income for the new tranche for the nine months ended September 30, 1997 was $70,000 and is included in interest income.

7. On August 8, 1996, the Company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares, or approximately 15% of the Company's then outstanding Common Stock. Currently, the Company has 2,300,000 shares remaining under this authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first nine months of 1997, the Company repurchased 2,136,600 shares for a total cost of approximately $101
       million or an average price of $47.18 per share.   During 1996, the
       Company repurchased approximately 1,412,000 shares for a total cost of approximately $56.1 million or an average of $39.74 per share. Approximately 567,000 of these shares were purchased under the 1996 repurchase plan and 845,000 shares were repurchased under a prior plan. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. On September 16, 1997, the Company announced that the Board of Directors had approved the repurchase of an additional 2,500,000 shares.

       In connection with this stock repurchase program, the Company sold put options in 1996 which obligate the Company, at the election of the option holders, to repurchase up to 2,000,000 shares of Common Stock at prices ranging from $40.25 to $42.875 per share. The proceeds from the sale of these options in the amount of $6,728,000 was recorded as additional paid-in-capital.

       During the first nine months of 1997, the Company sold 7,095,000 put options which obligate the Company to repurchase shares at prices ranging from $38.71 to $48.13 per share. The proceeds from sale of these options in the amount of $12,300,000 was also recorded as additional paid-in-capital. As of September 30, 1997, 8,095,000 of the 9,095,000 put options have expired. The outstanding put options expire at various dates from August 7, 1998 through August 28, 1998. As of November 10, 1997, no shares have been put to the Company pursuant to these options.

8. The Company has not yet adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997, and early adoption is prohibited. If the Company had adopted SFAS No. 128, Basic Earnings (Loss) Per Share would have been $(1.82) and $(.48) compared to $.58 and $1.69 for the three and nine months ended September 30, 1997 and 1996, respectively. Diluted Earnings (Loss) Per Share would have been $(1.82) and $(.48) compared to $.57 and $1.66 for the three and nine months ended September 30, 1997 and 1996, respectively.

9. On September 16, 1997, the Company announced that it was changing the name of the Company to First Health Group Corp. effective January 1, 1998. The name change is expected to enhance the Company's marketing efforts by integrating its various operations and service offerings under one name that communicates the full depth and range of the Company's health care services.

HEALTHCARE COMPARE CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

FORWARD-LOOKING INFORMATION

         This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

RESULTS OF OPERATIONS

         On July 1, 1997, the Company acquired all of the outstanding shares of capital stock of First Health Strategies, Inc. and First Health Services Corporation (collectively "FHC"), excluding the stock of Viable Information Processing Systems, Inc., a wholly-owned subsidiary of Services, from First Financial Management Corporation and First Data Corporation for a purchase price of $202 million in cash, subject to a working capital adjustment which resulted in a reduction of the purchase price to approximately $196 million.
In connection with the acquisition, the Company recorded a charge to earnings of $80 million for purchased in-process research and development which is not deductible for income tax purposes. In-process research and development relates to the next generation of FHC's claims processing system software which has not yet reached the stage of technological feasibility and has no alternative future use; therefore, the ultimate revenue generating capability of these projects is uncertain. The research and development acquired will require additional development efforts, estimated to cost $10 million, to become commercially viable. Such modifications are expected to be completed within 2 to 3 years, with a substantial portion of the expenditures being incurred within the next 12 to 24 months.

         On August 30, 1997 the Company acquired Loyalty Life Insurance Company ("Loyalty"), which is licensed to conduct health insurance business in 49 states for a purchase price of approximately $12.1 million. On October 1, 1996, in anticipation of the acquisition, Loyalty entered into a reinsurance agreement with a former affiliate, National Farmers Union Life Insurance
Company ("National Farmers").   Under the terms of the reinsurance agreement,
all premiums and deposits received by Loyalty are transferred to National Farmers. Premiums and policy benefits, which are not material in amount, are ceded to National Farmers and shown net of such cessions in the consolidated statements of operations. Reinsurance recoverable and the related claim reserves are reported separately in the Consolidated Balance Sheets. The company continues to have primary liability as a direct insurer for risks reinsured. Loyalty is currently seeking approvals from the insurance regulators and policy holders of each state, as necessary, which would permit the legal replacement of Loyalty by National Farmers. Such approvals would release Loyalty from future liability under its existing insurance policies and result in the removal of policy liabilities from the Company's Consolidated Balance Sheets. The Company anticipates receiving a majority of the approvals by early 1998.

         Revenues for the three and nine months ended September 30, 1997 increased 102% or $63,766,000 and 41% or $75,336,000, respectively, from the comparable periods of 1996. The Company's revenues consist of fees for cost management services provided under contracts which typically require clients to pay based upon a percentage of savings or on a predetermined contractual basis. The Company also derives revenues based on a fixed monthly fee for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's acquisition of a life and health insurance company, the Company also derives an immaterial amount of premium revenue on life and health insurance contracts.

         The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 1997 and 1996:

                              SOURCES OF REVENUE
                               ($ in thousands)

                                  Three Months Ended September 30,               Nine Months Ended September 30,
                                  --------------------------------               --------------------------------
                              1997          %          1996           %          1997          %          1996         %
                              ----          -          ----           -          ----          -          ----         -
Service:
  PPO Services               $57,418       45%        $48,611       78%       $162,609        63%       $142,736      77%
  Claims Admin & Related      46,332       37               -        -          46,332        18               -       -
  Clinical Management         12,503       10           5,047        8          21,957         8          17,181       9
     Services
  Fee Schedule Services        7,201        6           6,819       11          20,331         8          19,493      11
                            --------     ----          ------      ---        --------      ----        --------     ---
Total Service                123,454       98          60,477       97         251,229        97         179,410      97
                             -------      ---          ------      ---         -------       ---         -------     ---

Risk:
  Premiums, Net                2,437        2           1,951        3           8,150         3           5,203       3
  Service                        303        -               -        -             570         -               -       -
                           ---------     ----       ---------     ----        --------      ----      ----------    ----
Total Risk                     2,740        2           1,951        3           8,720         3           5,203       3
                            --------     ----          ------     ----         -------      ----         -------    ----
Grand Total                 $126,194      100%        $62,428      100%       $259,949       100%       $184,613     100%
                             =======      ===          ======      ===         =======       ===         =======     ===


         The growth in revenue during the three and nine months ended September 30, 1997 from the comparable periods of 1996 is primarily attributable to the acquisition of FHC as well as to the expansion and development of the Company's PPO services. PPO revenue increased $8,807,000 (18%) and $19,873,000 (14%) from the same periods of 1996. This growth is primarily the result of new client additions and increased utilization of the PPO network by existing clients. Claims administration and related represents the majority of FHC revenue earned (processing claims in client-sponsored health care plans). Revenue from clinical cost management services increased $7,456,000 (148%) and $4,776,000 (28%), respectively, for the three and nine months ended September 30, 1997 from the comparable periods in 1996 due primarily to the purchase of FHC. Revenue from fee schedule services increased $382,000 (6%) and $838,000 (4%) from the comparable periods in 1996. Premium revenue increased $486,000 (25%) and $2,947,000 (57%) for the three and nine months ended September 30, 1997 from the comparable periods in 1996 due primarily to new client activity.

         Cost of services increased $39,789,000 (221%) and $42,676,000 (79%), respectively, for the three and nine months ended September 30, 1997 from the comparable periods of 1996. Cost of services consists primarily of salaries for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. These costs have increased dramatically as a percent of revenue due to the nature of FHC's business. Claims administration is a labor-intensive, high-volume, low-margin type of business. Cost of services may continue to increase as the Company integrates the FHC business with its traditional cost management operations.

         Selling and marketing costs for the three and nine months ended September 30, 1997 increased $6,550,000 (91%) and $6,629,000 (30%) from the comparable periods of 1996 due primarily to salaries and training of sales personnel primarily associated with the FHC acquisition.

         General and administrative costs for the three and nine months ended September 30, 1997 increased $6,792,000 (194%) and $7,450,000 (73%) from the comparable periods of 1996. This increase is primarily attributable to the addition of FHC as well as growth in the Company's insurance subsidiaries. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

         Healthcare benefits represent losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 78% and 74%, respectively, for the three and nine months ended September 30, 1997 compared to 70% and 69% for the comparable periods of 1996. Due to the small size of the insurance business, this expense is expected to be volatile.

         Depreciation and amortization expenses increased $2,433,000 (83%) and $3,127,000 (36%), respectively, for the three and nine months ended September 30, 1997 from the comparable periods of 1996 due primarily to purchases of computer hardware and software as well as the purchase of the Company's Phoenix facility and amortization of goodwill associated with the First Health and Loyalty acquisitions. Depreciation expense as a percent of revenue remained between 4% and 5%.

         Interest income for the three and nine months ended September 30, 1997 increased $481,000 (14%) and $1,277,000 (14%), respectively for the same periods in 1996 although the amount of cash equivalents and investments (excluding those acquired from Loyalty) has decreased 10% since September 30, 1996 due to the repurchase of the Company's common stock. The increase in interest income is due primarily to the Company investing in longer term investments with higher yields.

         Net income excluding the effects of the charge for in-process research and development expenses for the three and nine months ended September 30, 1997, increased $2,023,000 (10%) and $5,619,000 (10%), respectively, from the comparable periods of 1996. This increase is due primarily to the revenue growth achieved.

         Net income per common share excluding the effects of the charge for in-process research and development expenses for the three and nine months ended September 30, 1997 increased 18% to $.67 per share and 16% to $1.92 per share, respectively, from the comparable periods of 1996. The increase in net income per common share was favorably impacted by the repurchase of approximately 2,137,000 shares of

Company common stock during the first nine months of 1997. For the three and nine months ended September 30, 1997, there were approximately 7% and 6% fewer weighted average common shares outstanding than during the comparable periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $44,500,000 in working capital at September 30, 1997 compared with working capital of $160,336,000 at December 31, 1996. The decrease is primarily attributable to the purchase of the building which houses the Company's Phoenix operations for $14,000,000 as well as the repurchase of 2,136,600 shares of Company Common Stock for a total cost of $100,802,000 during the first nine months of 1997. Through the first nine months of the year, operating activities provided $67,104,000 of cash. Investment activities used $205,786,000 of cash representing net cash paid for acquisitions of $202,802,000 ($192,082,000 for FHC and $10,720,000 for Loyalty), net sales of investments of $21,738,000 and purchases of fixed assets of $24,722,000 (including $14,000,000 for the Phoenix building). Financing activities provided $119,037,000 of cash representing $200,000,000 in proceeds from issuance of long-term debt, $12,300,000 in proceeds from sale of put options and $7,539,000 in proceeds from issuance of common stock partially offset by $100,802,000 in purchases of treasury stock.

         On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of September 30, 1997, $200 million was outstanding under the Agreement.

         The Company believes that its working capital, long-term investments, recently completed credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

FIRST HEALTH ACQUISITION STATUS

         The Company currently estimates that the integration of the acquisition will take the remainder of 1997 and all of 1998 in order to properly rationalize the various components of FHC. The Company currently anticipates that it will focus First Health Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company anticipates selling off several hundred client contracts that do not fit into this niche which represent approximately $20 million in annual revenue. Additionally, the Company expects to exit certain other service lines that don't fit into this niche. In connection with these actions, the Company will close sales and claims pricing locations throughout the country to centralize activities.

         The Company is in the process, as well, of instituting meaningful price increases for claims administration services and even larger increases for current clients that are not utilizing COMPARE's managed care services. The Company currently anticipates that these actions may result in the potential loss of meaningful amounts of business. The biggest challenge the Company will be facing over the next year or so will be to reduce expenses as quickly as the reduction in revenue. If the Company is unable to successfully execute on its plan, it may have a material adverse impact on the Company's business.

HEALTHCARE COMPARE'S TRADITIONAL BUSINESS

         As the Company prepares for 1998, it currently anticipates the loss of some group health business from current clients, especially in the Federal Employee Health Benefit (FEHBA) area. The Company anticipates realizing a loss in business from clients that have not instituted more aggressive managed care programs to better control escalating health care costs. The loss in FEHBA and other group health revenue is currently estimated to be approximately $10 million for 1998.

         However, the Company's workers' compensation and risk areas are expected to grow in excess of 20% in 1998.

PART II

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

                 Exhibits:

                     (a) Exhibit 11 - Computation of Primary Earnings Per Common Share

                     (b) Exhibit 11 - Computation of Fully Diluted Earnings Per Common Share

                 Reports on Form 8-K:

                     The Company filed a Report on Form 8-K dated July 14, 1997 reporting under Item 2, the acquisition of Strategies and Services. The Company also filed a Report on Form 8-K/A dated September 15, 1997 reporting under Item 7, the financial statements of Strategies and Services and the pro-forma consolidated financial statements of HealthCare COMPARE Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HealthCare COMPARE Corp.

Dated:     November 10, 1997       /s/James C. Smith
                                   -------------------------------------------
                                   James C. Smith
                                   President and Chief Executive Officer


Dated:     November 10, 1997       /s/Joseph E. Whitters
                                   --------------------------------------------
                                   Joseph E. Whitters
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)