Form 10-K
period 1997-12-31
HEALTHCARE COMPARE CORP/DE/
filed 1998-03-26
CIK 812910

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

         {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                           -----------------
                                      OR

        { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________
                        Commission file number 0-15846
                                               -------

                           FIRST HEALTH Group Corp.
                           ------------------------
                     (Formerly HealthCare COMPARE Corp.)
            (Exact name of registrant as specified in its charter)

           Delaware                                 36-3307583
           --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

3200 Highland Avenue
--------------------
Downers Grove, Illinois                             60515
-----------------------                             -----
(Address of principal executive                     (Zip Code)
 offices)

      Registrant's telephone number, including area code: (630) 241-7900
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 1998, was approximately $1,270,134,275. On that date, there were 24,021,452 shares of Common Stock issued and outstanding. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE


1997 Annual Report to Stockholders...........................Parts I, II and IV

Proxy Statement for the Annual Meeting of
Stockholders scheduled to be held on
May 19, 1998....................................................Parts I and III

                                     PART I


ITEM 1.  BUSINESS

     GENERAL

     First Health Group Corp., formerly known as HealthCare COMPARE Corp., (together with its subsidiaries hereinafter collectively referred to as the "Company" or "FIRST HEALTH"), is the nation's premier full-service national health benefits company servicing multi-sited national payers for both group health and workers' compensation services. The Company believes it offers the broadest selection of group health and workers' compensation medical cost management services in the marketplace. The Company's strategy in helping clients manage medical costs is to target the segments of opportunity in the medical care marketplace which management believes offer the greatest opportunities for savings. The target market for the Company's services are multi-sited, widely geographically dispersed payers for health care services.

     By identifying opportunities to manage medical cost trend, FIRST HEALTH provides cost-effective programs that facilitate the delivery of quality medical care, coupled with convenience and freedom of choice for benefit plan participants. By also identifying comparable opportunities for workers' compensation clients, FIRST HEALTH provides cost management services that focus on early return to work, while helping to control the medical, indemnity and administrative expenses associated with work-related injuries and illnesses.

     The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and its telephone number is (630) 241-7900.

     RECENT DEVELOPMENTS

     On July 1, the Company completed the acquisition of First Health Strategies based in Salt Lake City, Utah, and First Health Services, based in Richmond, Virginia. The two companies provide independent healthcare administration services, such as claims administration and associated healthcare management services, to the self-insured and the state government markets. The acquisition was accounted for as a purchase. The aggregate cash purchase price of approximately $196 million was financed through a credit facility the Company entered into simultaneously with the close of the acquisition (see FIRST HEALTH Acquisition).

     On September 2, the Company completed the acquisition of Loyalty Life Insurance Company which is an insurer licensed to conduct health insurance business in 49 states that has no net insurance liabilities after reinsurance. The acquisition was accounted for as a purchase and the Company paid approximately $12 million subject to the satisfaction of certain contingencies.

     On September 16, the Company's Board of Directors approved changing the Company's name to First Health Group Corp. The name change is expected to enhance the Company's marketing efforts by integrating its various operations and service offerings under one brand name that communicates the full depth and
range of the Company's healthcare services.   Additionally, the Board of
Directors also believes that the name "FIRST HEALTH" conveys the Company's vision of being the first company to offer comprehensive healthcare services on a national scale and emphasizes the quality of the Company's product.

     Additionally, on September 16, the Board of Directors approved the repurchase of an additional 2,500,000 shares, or 8%, of the Company's outstanding stock. As of December 31, 1997, the Company had approximately 4.8 million shares available for repurchase under its various authorizations.

     STRATEGY

     FIRST HEALTH assists its clients with managing medical cost trend through an array of programs designed to manage specific cost elements. Its various medical review programs help FIRST HEALTH'S clients manage the number of units of medical services (volume) while its PPO products help FIRST HEALTH'S clients manage the cost of those units of service (price). Through its OUCH System capabilities, the Company provides workers' compensation bill review services nationally. These services are coupled with the Company's review programs and PPO networks in order to provide a comprehensive product offering in the workers' compensation arenas where, in recent years, medical costs have been rising faster than in the group health arenas.

     FIRST HEALTH seeks to develop medical management programs designed to control the number of health care units, such as its hospital review program. FIRST HEALTH offers additional cost management programs which are also intended to control the number of health care units provided, including programs concentrating on mental health services, physical therapy and chiropractic services. FIRST HEALTH'S management believes that the continuous offering of new and improved programs is important to the expansion of its business.

     Through The FIRST HEALTH Network, FIRST HEALTH also offers its clients services designed to control the price of a health care unit of service. FIRST HEALTH specializes in the development of PPOs and the collection and analysis of health care cost data. FIRST HEALTH'S capability to analyze health care cost data allows it to use a client's actual history of health care usage to structure networks of providers tailored to client needs.

     The Company's acquisition of small indemnity insurance companies in 1996 and 1997 has enabled the Company to expand its product offering to leverage its managed care assets of The FIRST HEALTH Network and its clinical management services. The introduction of new products will allow the Company to provide a national HMO-like product for self-insured ERISA plans. The Company is in the process of introducing its new services and expects to see substantial growth in 1998 and beyond from these efforts.

     Through the acquisition of FIRST HEALTH in July 1997, the Company believes it has rounded out the range of services necessary to offer a full spectrum of managed care products to clients and prospective clients, both for claims processing services and managed care services, such as PPO, risk and medical management services.

     HEALTH CARE REFORM, EXPENDITURES AND MANAGED CARE

     In recent years, political, economic and regulatory influences have subjected the health care industry to fundamental change and consolidation. Since 1993, the Clinton Administration has proposed various programs to reform the health care system and expressed its commitment to (I) increasing health care coverage for the uninsured, (II) controlling the continued escalation of health care expenditures, and (III) using health care reimbursement policy to help control the federal deficit. Even though Congress rejected the Clinton Administration's proposals, several potential approaches remain under consideration, including broad insurance reform proposals, tax incentives for individuals and the self-employed to purchase insurance, controls on the growth of Medicare and Medicaid spending, the creation of insurance purchasing groups for small businesses and individuals, and market-based changes to the health care delivery system. Proposals under consideration at the federal level also would provide incentives for the provision of cost-effective, quality health care through encouraging managed care systems. In addition, many states are considering various health care reform proposals. At both the federal and state level, there is growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that the public debate of these issues will likely continue in the future. Although the Company believes it is well-positioned to respond to the stated concerns, the Company cannot predict what impact the proposed measures may have on its business. Concern about the proposed reform measures and their potential effect has been reflected in the volatility of the stock prices of companies in health care and related industries, including the Company.

     The Company is monitoring developments concerning health care reform and preparing strategic responses to the different reform scenarios. In response to pending legislation and market pressures and in anticipation of future health care reform, the Company is broadening and diversifying its services so it will be less affected if health care reform proposals are enacted.

     Firms, such as FIRST HEALTH, offer numerous programs designed to help payers of health care control their medical costs. Unlike HMOs, clinical management and PPO companies typically do not underwrite health insurance or assume related risks. Clinical management and PPO services have been offered on a commercially significant scale for the last ten years by independent firms which are engaged primarily in providing these types of services. The industry is currently highly fragmented with numerous independent firms providing medical utilization review and PPO services, primarily on a regional or local level. In addition, a growing number of health insurance carriers, HMOs and third party administrators have established internal clinical management and PPO departments. However, due to the tremendous resources required to develop an exclusive PPO network, these organizations have not had nearly the same success in establishing a national PPO network as the Company.

     In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. While medical costs are significantly less in size, representing only about 4% of total health care expenditures, the increase in costs is significant for employers and insurance carriers and have risen more than 1000% since 1970. FIRST HEALTH and certain other cost management firms offer numerous programs designed to control escalating medical expenses, indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service, the quality of that service, and helping the injured employee in returning to productive employment. In addition, bill review services are applied on a national basis in the 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. Additionally, at least 29 states have adopted legislation that enables workers' compensation managed care services, and legislation has been proposed in other states. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

     PPO SERVICES - THE FIRST HEALTH NETWORK

     Established in 1983, The FIRST HEALTH Network, previously known as The AFFORDABLE Medical Network, develops and manages payer-based PPO networks throughout the country that incorporate both group health and workers' compensation medical providers. This is the largest area of the Company's business and principally is responsible for the significant growth in revenue and earnings since 1989. The networks consist of hospitals, physicians and other health care providers who offer their services to clients at negotiated rates in order to gain access to a growing national client base.

     The Company's hospital network, as of March 1998, includes approximately 2,900 hospitals in 49 states. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, the Company has established an outpatient care network (OCN) comprising approximately 235,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 49 states, the District of Columbia and Puerto Rico.

     Since FIRST HEALTH'S acquisition of its PPO services in June 1988, it has incurred substantial expense in expanding its PPO networks. The expansion has occurred in the number of health care providers within existing areas and in the number of networks throughout the country. The Company has expanded the number of hospital networks not only in major metropolitan markets, but also in targeted secondary and tertiary markets; many of the hospital and OCN providers that have been added during the past few years have been in these areas. Management expects to continue to incur significant expenses to further expand its hospital and outpatient care networks, particularly in secondary and tertiary markets and believes that its investment in developing these markets significantly differentiates it from competitors.

     The following table sets forth information with respect to the approximate number of participating providers in The FIRST HEALTH Network at the end of each of the past five years:

                                                  December 31,
                                     ----------------------------------------
                                     1993     1994     1995     1996     1997
                                     ----     ----     ----     ----     ----

Number of Hospitals in Network      1,550    1,900    2,100    2,320    2,650

Outpatient Care Network
 Providers                        107,000  150,000  181,000  207,000  231,000


     The FIRST HEALTH Network has been developed in response to the needs of the Company's national client base. These clients provide the leverage necessary to enable FIRST HEALTH to negotiate favorable rates with providers throughout the country. The FIRST HEALTH client base includes a diverse group of health care payers, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The Company believes the amalgamated buying leverage of these clients provides it with unique strength in negotiating PPO contracts with current and prospective health care providers.

     COMPENSATION. As a fee for developing and managing PPO networks, in virtually all cases, the Company charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract and out-of-pocket benefit co-payments.

     The Company competes with national and local firms which develop PPOs and with major insurance carriers, third party administrators and utilization review firms which have implemented their own preferred provider network as well as with firms which specialize in the collection and analysis of health care cost data.

     APPROACH TO NETWORK DEVELOPMENT

     The strategy of The FIRST HEALTH Network is to create a selective network of individual providers which will meet the medical, financial, geographic and quality needs of its clients and their beneficiaries. FIRST HEALTH contracts directly with each hospital and generally does not contract with groups of hospitals or provider networks established by other organizations. Management believes this provides the maximum control over the composition and rates in the network and ensures provider stability in The FIRST HEALTH Network. To further promote stability and savings in the network, when possible, FIRST HEALTH enters into multi-year agreements with its providers with nominal annual rate increases.

     The selected providers benefit from their participation in The FIRST HEALTH Network through increased patient volume as patients are directed to them through health benefit plans maintained by FIRST HEALTH'S clients and other channeling mechanisms, such as the Company's clinical management services and electronic and internet provider directory applications.

     The network development process begins with an in-depth analysis of the provider supply and demand in a targeted geographic area. Extensive data analysis is performed with proprietary software on public data and client data bases to identify the utilization and cost experience of payers by hospital and service area; to develop profiles of average lengths of stay and costs per day and per discharge by type of service and to measure the providers performance against established quality standards. This assessment allows FIRST HEALTH to determine and negotiate favorable rates which will result in effective savings to clients. It also establishes the service and geographic needs of clients which direct the selection of network providers.

     Other demographic and environmental information gathered in the assessment process, such as the economic condition of the area, major businesses in the community and applicable legal and regulatory requirements, assists in identifying key factors which can impact the network negotiating process. Site visits to all key hospitals are also conducted by negotiators to gain a greater understanding of the geography of the area, the hospital physical plant and the competitive environment.

     The network consists of a full array of providers, including hospitals and outpatient providers (physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers). By establishing contractual relationships with the complete range of providers, FIRST HEALTH is able to impact the vast majority of the client's health costs and to facilitate referrals within the network for all needed care.

     The general criteria for hospital contracting are as follows:

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

     The general criteria for physician contracting include:

     -  Valid state licensure
     -  Active Drug Enforcement Administration registration, if applicable
     -  Specialty board certification, if applicable
     -  Staff privileges at one or more network hospitals, where applicable
     -  Professional malpractice liability coverage
     -  A history of few malpractice claims
     - No suspensions, limitations or revocations of hospital practice privileges
     - No sanctions or disciplinary actions as a Medicare, Medicaid or other government provider
     -  No state license investigation, restriction, suspension or revocation
     -  No DEA license investigation, restriction, suspension or revocation
     -  No professional liability insurance cancellation
     -  No chronic illness or physical defect that impairs practice
     -  No mental illness or chemical dependency (substance abuse)

     The rate structure negotiated by FIRST HEALTH maximizes the savings for the client and gives incentives to providers to deliver cost effective care. Unlike many other PPOs which negotiate price discounts or separate rates for intensive care and other specialty units, FIRST HEALTH strives to negotiate a single all inclusive per diem for medical/surgical and intensive care unit days in hospitals. The majority of the Company's hospital PPO contracts are negotiated with an all-inclusive rate structure. The charges for hospital outpatient care are controlled as well through reimbursement caps. Fees for physicians and other outpatient providers are set by fee schedules established by FIRST HEALTH. The negotiated rates have resulted in typical savings of more than 40% on inpatient hospital costs and 20-30% for physician and outpatient costs.

     Potential providers are invited to become preferred providers by submitting proposed rates for services in a competitive bidding process. FIRST HEALTH evaluates these proposals based on price, range of services, geographic location, community reputation, historical utilization patterns and indications of provider quality. FIRST HEALTH negotiates with the providers and selects those which meet these selection criterion. After a network has been established, FIRST HEALTH provides ongoing consulting services to clients, re-negotiates contracts with providers and prepares annual evaluations which profile for its clients the effectiveness of the network. The networks are continuously undergoing refinements with active redevelopment activity to expand geographic coverage and to improve rate structure as care continues to shift to outpatient settings.

     In order to promote an ongoing and long term positive business relationship with network providers, FIRST HEALTH has established an extensive provider relations program. Dedicated staff perform a variety of activities including responding to hospital claims inquiries, conducting site visits, preparing provider newsletters and participating in joint hospital/FIRST HEALTH functions which are intended to promote goodwill and increased utilization of network providers. The Company's retention rate for hospitals has been more than 99% and more than 97% for physicians and other outpatient providers.

PPO QUALITY ASSESSMENT

     Quality assessment of network providers is a critical component in the selection and retention process. The Company has established an intensive program which evaluates each individual provider against standards set for various quality indicators. Provider evaluation occurs prior to the selection of the provider and continues while they are in the network. Providers who do not meet standards will not be selected or invited to remain in the network. The Company has made significant investment in the development of data bases to maintain and improve the quality of The FIRST HEALTH Network. Physicians employed by the Company are active participants in the quality assessment process. There is an established committee of physicians which meets regularly to act on provider selection and retention decisions based on quality issues. The clinical expertise available through the Company medical staff is a key ingredient to the effectiveness of the quality assessment activities. The key elements of the Company's PPO Quality Assessment program include:

     - Networks that offer necessary and effective health care services which are provided within an appropriate setting, in a timely fashion and in a manner that maintains satisfaction and confidence.
     - Networks that consist of a stable base of member providers that provide a comprehensive range of cost-effective health care services which are within reasonable access to network members.
     - Network providers are required to meet clinical and operational standards established by the federal and state licensing bodies and other recognized professional organizations.
     - Network providers are required to meet clinical and operational standards.
     - Network providers are required to monitor the quality of patient care provided in their facilities and provide documentation upon request.

INFORMATION SYSTEMS

     FIRST HEALTH utilizes a broad range of proprietary information systems applications to support its PPO business. Present information systems support management of all aspects of provider recruitment, including maintenance of a comprehensive data base of information about members of each PPO network. Additional information systems are utilized to develop rate and fee objectives and strategies prior to initiating contract negotiations with providers. The Company has invested substantially in its information systems and anticipates continuing these investments in the future. Currently the Company has major upgrades underway within its clinical management and claims systems.

     FIRST HEALTH also maintains an array of information systems to re-price health care claims to the contracted rate for its clients. Clients rely on FIRST HEALTH to determine PPO contractual payments for claims submitted by hospital PPO providers. Hospital claims are sent from the client's claims administrator or directly from the PPO provider to FIRST HEALTH for pricing at the negotiated rates. In most cases, Outpatient Care Network claims are sent directly to the claims administrator and are priced using FIRST HEALTH'S fee schedules. These schedules are provided to the claims administrator on tape and are updated on a regular basis.

     Health care cost data analysis services are available to the Company's clients for a fee on a stand-alone basis. These services provide clients with in-depth customized information concerning their health care cost and utilization experience. Using its internally developed proprietary software, the Company analyzes its clients' health care claims information and benefit plans in order to provide each client's specific health care cost profile and evaluate appropriate cost management programs. This software also allows the Company to simulate how changes in a benefit plan's structure will change the overall cost of a benefit program. The Company also provides clients with customized software products to allow further analysis of health care cost issues.

     CLINICAL MANAGEMENT SERVICES

     FIRST HEALTH provides centralized clinical management programs (utilization review and medical case management services) from its headquarters in Downers Grove, Illinois, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. FIRST HEALTH also has a nationwide network of consulting physicians in various specialties. Historically, FIRST HEALTH charged its clients a "capitated fee," i.e., a fixed monthly fee for each participant (excluding covered dependents) in a client-sponsored health care plan, plus an hourly fee for case management. The amount of the capitated fee varies depending on the size of the client and the number and type of review programs selected by the client. Several years ago, the Company began selling its clinical management services coupled with its PPO services. As a result, the fee is an "add-on" to the PPO fee. For other medical consulting services, the Company charges fees on an hourly basis rather than a capitated basis.

     FIRST HEALTH'S approach to medical management is based on the development of clinically valid review criteria and procedures using the resources of its professional staff as well as resources external to FIRST HEALTH. Review criteria are structured so that a review coordinator, or case manager, can review the majority of cases presented. If a proposed hospital admission or outpatient service fails to meet established criteria, a FIRST HEALTH-employed or retained physician (or other doctoral level practitioner such as a Doctor of Chiropractic or Doctor of Psychology) reviews the case and may contact the patient's provider to obtain additional information.

     Clients who purchase FIRST HEALTH'S clinical management programs advise their participants and dependents of review requirements. A participant, or his or her attending physician, utilizes a clinical management program by calling one of FIRST HEALTH'S toll-free numbers prior to the proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. The telephone lines at FIRST HEALTH'S headquarters are staffed five days a week, eleven and one-half hours a day. Calls placed at other hours are answered by a recorded message, giving the caller the opportunity, in some circumstances, to leave recorded information. From these calls, FIRST HEALTH'S clinical management staff gathers the demographic and medical information necessary to enable it to perform a review and enters this information into FIRST HEALTH'S proprietary review system. Based on this information, and using FIRST HEALTH'S clinically valid and proprietary review criteria, FIRST HEALTH determines whether it can recommend certification for the proposed hospitalization or outpatient service as medically necessary under the participant's health care plan.

     Upon completion of the review, FIRST HEALTH notifies the participant, the attending physician and other affected providers of the outcome of the review. It also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the benefit plan. FIRST HEALTH does not practice medicine and its services are advisory in nature. All decisions regarding the payment or denial of benefits and about eligibility or coverage under the benefit plan are made only by the claims administrator. All decisions regarding the patient's medical treatment are made by the patient and the patient's attending physician, not by FIRST HEALTH.

     FIRST HEALTH provides standard educational materials which can be used by its clients for advising participants of the utilization management services. FIRST HEALTH also works with clients in developing customized materials for this purpose. Participants can call FIRST HEALTH on a toll-free line if they have questions regarding its services. Clients and their claim administrators also can obtain additional information from the Client Services staff.

     FIRST HEALTH provides its clients with standardized reports, on a regular basis, which contain information that enables them to analyze the effectiveness of FIRST HEALTH'S services.

     CLINICAL MANAGEMENT SERVICES

     FIRST HEALTH offers several clinical management services from which its clients may select. Most of FIRST HEALTH'S clients subscribe to its hospital review services, which forms as the base to which FIRST HEALTH'S other programs may be added. More than 90% of FIRST HEALTH'S clients subscribe to at least one additional FIRST HEALTH service FIRST HEALTH also offers its services on a stand-alone basis, without requiring participation in its hospital review program. The following is a summary of the Company's current principal programs.

HOSPITAL REVIEW. FIRST HEALTH's hospital review program is designed to reduce a client's hospitalization costs by identifying (for the purposes of benefit plan coverage only) hospital admissions and lengths of stay which are medically unnecessary or excessive compared to established national criteria. FIRST HEALTH'S hospital review program involves a review by FIRST HEALTH personnel of the medical necessity of proposed hospital admissions under the participant's benefit plan, as well as the proposed length of a patient's stay.
Additionally, FIRST HEALTH remains actively involved during the hospitalization in reviewing and monitoring the patient's length of stay. This same process is applied to workers' compensation admissions.

     CASE MANAGEMENT. The medical case management program is designed to provide clients with a careful review of all cases which involve complex high cost or chronic diseases, conditions or catastrophic illnesses. Through periodic reviews, FIRST HEALTH'S nurse case managers and physicians identify potentially large claim cases. These services consist primarily of conferring with the attending physician and other providers to identify cost-effective treatment alternatives. Such alternatives may include moving a patient from an acute care hospital to less expensive settings -- often the home -- as soon as the patient's physician determines that it is safe and medically feasible. If such a move requires a home nursing service or medical equipment, FIRST HEALTH serves as a referral for alternative available services, provides recommendations regarding continued usage of these services and negotiates discounts with the providers where network providers are not appropriate or not available. In all cases, the decision to proceed with the course of treatment initially prescribed by the attending physician or a more cost-efficient alternative identified by FIRST HEALTH is made by the patient and his physician. Clients which select stand-alone case management independently identify those cases which involve potentially high cost diseases, conditions or procedures and refer such cases to FIRST HEALTH to identify cost-effective treatment alternatives.

     The factors considered in determining the appropriate level of clinical management include:

     -  The anticipated degree of case complexity.

     -  The intensity of resources needed to manage the case.
     -  The potential variability in cost, quality and/or clinical outcomes.

     FIRST HEALTH has defined three broad levels of case management intensity:

     - TERTIARY CASE MANAGEMENT focuses on long-term or complex clinical scenarios for which there are significant quality, cost and clinical outcome risks. Cases that benefit from tertiary case management include those which involve multiple providers, complex or long-term treatment plans, multiple levels or sites of care, and an extended period of lost time. Tertiary case management requires the expertise of most experienced registered nurses, and frequently includes input from a FIRST HEALTH Medical Director.

     - SECONDARY CASE MANAGEMENT focuses on less complex medical situations in which there are moderate cost, quality and clinical outcome risks. Cases which benefit from secondary case management include those with a need for coordination and management of medical services on an ongoing basis.

     - PRIMARY CASE MANAGEMENT is the least complex level of intervention and focuses on short-term or episodic health care services. This level of case management is appropriate for situations in which focused and limited involvement by FIRST HEALTH will achieve the optimal cost, quality and clinical outcome.

     The medical management process for Workers' Compensation monitors an injured worker's care and identifies opportunities for cost-effective alternative care and treatment with the goal of returning the worker to the client's work force or to reach Maximum Medical Improvement (MMI), as soon as medically feasible. The case manager is responsible for the overall coordination of the many comprehensive services that may be needed, such as review of rehabilitation and chiropractic care, home health services and others, with a constant focus on the injured worker's ability to return to productivity.

     REFERRAL MANAGEMENT.    For clients who subscribe to FIRST HEALTH'S
point-of-service program, referral to physician specialists is managed through the Clinical Management area. When a referral from a primary care physician to a specialist is required, a patient calls the toll-free telephone number.
These referrals are reviewed and authorized for a specified period of time.

     PPO REDIRECTION AND TELEPHONIC PROVIDER DIRECTORY. For clients who subscribe to FIRST HEALTH'S clinical management program and The FIRST HEALTH Network, the Company will attempt to redirect the patient to a PPO hospital or outpatient provider located near the patient. Additionally, the clients' participants can call the Company's telephonic provider directory line to request a network provider of their choosing who is within a reasonable proximity to their residence or place of work. By utilizing a PPO network hospital or outpatient provider, the payer and the patient will achieve savings from what the billed charges would otherwise be.

     24/7 HEALTH INFORMATION LINE. This is a 24-hour-a-day, 7-day-a-week service that ties together the full range of FIRST HEALTH'S programs by providing participants with a single source for guidance through the health care delivery system. The services of this program include:

     -  Helping members obtain answers to general medical questions;
     -  Assisting members to make informed health care decisions;
     -  Locating appropriate network providers;
     -  Facilitating communication between providers and members;
     - Identifying patient situations that may be appropriate for referral to clinical management services;
     -  Initiating pre-certification for medical and mental health care;
     -  Answering claims questions and inquiries; and
     -  Answering pharmacy program questions or referrals.


     This service is offered to clients who participate in the full range of network and clinical management programs.

     OTHER CLINICAL MANAGEMENT PROGRAMS:

     -  Managed Surgical Opinion         -  Prospective Chiropractic Review
     -  Mental Health Review Services    -  Maternity Risk Assessment

     PHYSICIAN RESOURCES

     FIRST HEALTH believes that its in-house physician staff is an invaluable resource in its clinical management programs. The staff includes approximately 25 experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics, and surgery as well as other doctoral level practitioners such as clinical psychology and chiropractic medicine. In addition, FIRST HEALTH has a nationwide network of consulting physicians in the significant specialties. This physician staff is crucial to the development and maintenance of up-to-date clinically valid review criteria and protocols and the network quality assessment efforts. This staff consults with first level reviewers, reviews cases which fail to meet criteria and discusses those and other complex cases with participants' attending physicians.

     BENEFIT PLAN RECOMMENDATIONS

     The foundation of the Company's client relationships is a mutual commitment of FIRST HEALTH and its clients to create an environment that encourages participants to make the most effective use of their health benefit package. Experience has pointed to some steps that the client can take in benefit plan design that will help accomplish the goal of managing long-term health care costs. The client's ability to accomplish this goal through FIRST HEALTH is contingent on:

- Reasonable incentives or disincentives for plan participants to comply with the notification procedures and clinical management recommendations of FIRST HEALTH. Because early notification is essential to effective case management, these incentives help ensure not only cost effectiveness but quality outcomes.

- An effective benefit differential between in-network and out-of-network services of at least 10% for inpatient and outpatient services, to include annual stop-loss provisions sufficiently large so as to reinforce copayment/coinsurance differentials.


       ---------------------------------------------------------------
                      BENEFIT PLAN REDESIGN IMPACT MODEL
              FIRST HEALTH has developed a computerized program
               that calculates the most effective benefit plan
             differential to achieve clients' target increases in
                 network penetration rates and cost savings.
                    -------------------------------------
                         Current Benefit Differential
                               Current Network
                               Penetration Rate


                               Current Network
                                 Cost Savings

                    -------------------------------------


                                   \/ \/ \/
                     [  BENEFIT PLAN REDESIGN PROGRAM  ]

                                   \/ \/ \/
                              Effective Benefit
                                 Differential

                                   \/ \/ \/
                              Increased Network
                               Penetration Rate
                                   \/ \/ \/

                         [  INCREASED COST SAVINGS  ]


             Cost savings are not the only advantage of increased
            network penetration.  The Company selects providers to
           join our networks based on stringent quality assessment
              criteria. The more participants directed into the
            network, the greater the probability of higher quality
                       outcomes and satisfied patients.



       ---------------------------------------------------------------


- Coverage for travel and organ-donor costs for services at network transplant providers, and coverage of well-baby care for participation in the maternity screening services.

- Distribution to all plan participants of a FIRST HEALTH identification card, including the toll-free health information line, prior to the implementation date. Because the toll-free number is such an integral part of the program, the more familiar the participant is with the number, the more likely he or she is to use it -- and the sooner the client will begin realizing cost savings.

- A program of effective communication to plan participants about FIRST HEALTH programs at least semi-annually. Well-planned, timely communication increases participant satisfaction and compliance significantly.

     INFORMATION SYSTEM

     Management of FIRST HEALTH believes its interactive, on-line computer-based information system has been a major factor in its ability to provide clients with healthcare cost management services. This information system is composed of four parts: proprietary software, a database of hospital utilization norms, a database of patient-specific information and an automated data reporting and transmission capability.

     FIRST HEALTH'S proprietary software programs record and access patient and provider information. This allows Company personnel to access utilization norms and standards as part of the review process or to analyze cost data in negotiating reimbursement rates with health care providers. FIRST HEALTH'S proprietary software generates extensive internal reports to supplement the review process by informing reviewers when specific follow-up activities, such as case management screening, are required to be performed by FIRST HEALTH personnel. In addition, FIRST HEALTH'S proprietary software generates extensive reports for its clients. These reports typically itemize all cases reviewed or cases involving PPO services and detail the effectiveness of the services provided. If requested, FIRST HEALTH will customize these reports to fit the needs of a particular client.

     The hospital utilization norms database consists of information against which FIRST HEALTH analyzes a participant's proposed treatment plan in order to determine whether the proposed length of stay can be certified as medically necessary. This data base has been compiled from commercially available information. FIRST HEALTH has enhanced this database to include proprietary information derived from its experience in performing utilization management services.

     The patient-specific database consists of data that has been collected concerning each proposed hospital admission, including patient demographics, medical history and diagnostic and procedural information. FIRST HEALTH'S review personnel can access the current status of the patient's case to identify more cost-effective treatment alternatives. Currently the Company is implementing a major system rewrite and enhancement to its utilization management information systems.

     FIRST HEALTH'S information system also has the capability of sending machine-readable computer tapes or information by electronic transfer directly to the computers of third party payers and/or clients in order to expedite claims administration. All correspondence confirming FIRST HEALTH'S recommendations with respect to a prescribed treatment plan is automatically generated and sent to the attending physician, participant and plan administrator by the system.

     BILL REVIEW USING THE OUCH SYSTEM

     The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Since all of these functions are consolidated and automated, they reduce paperwork and costs associated with claims processing and are highly cost effective for larger workers' compensation entities who generally process in excess of 100,000 bills annually. Since these system capabilities are integrated with its utilization management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry. This workers' compensation program was introduced in California in 1986.

     MARKETING. FIRST HEALTH markets the workers' compensation programs to insurance carriers, third party administrators, state workers' compensation funds, and self-insured, self-administered companies. The Company's payer clients include at least some offices of six of the ten largest workers' compensation insurers and the largest industrial company in the world. Worksite posters, provider directories (either paper or electronic) and other materials provided by its payer clients encourage injured employees to utilize FIRST HEALTH'S provider network.

     BILL REVIEW. Services offered by the Company include a computer assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees (fee schedule) has been established for workers' compensation medical claims. The review process corrects errors a provider might make in applying these fee schedules. OUCH Systems also reviews whether the appropriate level of service was billed. Provider network discounts are applied as well during the review. Additionally, through the system, the Company is able to go beyond "traditional" bill review services to provide enhanced systems savings by reorganizing non-related services, upcoding and unbundling of charges and other features. Finally, bill review data is integrated with medical management and quality assessment activities.

     The Company has an agreement with Electronic Data Systems Corporation ("EDS") which enables it to utilize EDS' extensive data processing and communications networks. EDS modified its comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with FIRST HEALTH'S clinical management programs. Systems development occurred throughout the latter half of 1989, with operations beginning in the first quarter of 1990.

     Bill review decreases workers' compensation payers' administrative costs because FIRST HEALTH maintains virtually all aspects of the program, including:

     -  Technical support through a technical response help desk
     -  User training and documentation
     -  Database management
     -  The ability to process from single or multiple sites.

     FIRST HEALTH offers three variations of the bill review program:

     - Systems Lease: The systems technology is brought to the client's office where their staff performs bill review.
     - Service Bureau: Bills are sent to FIRST HEALTH'S processing centers and FIRST HEALTH keys the bills and performs bill review.
     - EDI Service Bureau: Clients electronically transmit key data elements to FIRST HEALTH and FIRST HEALTH performs bill review.

     COMPENSATION. The Company generally receives an agreed upon percentage of total savings generated for clients through bill reviews plus a per-bill fee, including provider network discounts, adjustments to applicable billing rules and regulations and utilization reviews. Savings are generally calculated as the difference between the amount medical providers bill the payer clients and the amount FIRST HEALTH recommends for payment.

     CLAIMS ADMINISTRATION CAPABILITIES

     Through the recent acquisition of First Health Strategies, the claims administration process has been integrated into its other service offerings the Company provides, including its PPO network and clinical management services. The key advantage is the ease of administration that comes from working with one company that fully integrates health benefits services. Clients no longer need to prepare and send several data tapes to different locations, or coordinate interactions between different vendors; FIRST HEALTH offers one vendor, one program and one solution.

     This integration further benefits clients since the Company can analyze claims data as well as clinical management data and network usage data. This analysis enables the Company to provide comprehensive management reports that
can impact medical costs.    In addition, because FIRST HEALTH'S claims system
is an on-line, "real time," interactive system, clients can expect member issues to be minimized because claims can be paid promptly and accurately.

     This single-vendor environment is a benefit for participants as well. They have just one number to call for all health care benefit information. The round-the-clock, toll-free number they call to locate a network provider or to obtain general health information is the same number they call with claims inquiries. Additionally, FIRST HEALTH'S claims process can be virtually paperless for the participant, especially when a network provider is used -- which is a critical step to enhancing participant satisfaction.

            ====================================================
              THIS SYSTEM'S ABILITY TO INTERFACE VARIOUS OTHER
              SERVICES ALLOWS FIRST HEALTH TO "OWN" EVERY
              PIECE OF PARTICIPANT DATA, WHICH ENABLES IT TO:

              => Provide a virtually paperless claims process for the participant.

              =>  Track utilization patterns more effectively.

              =>  Design/model benefit plans specific to
                  client's needs.

              => Identify and target certain patients and/or services for more intensive clinical case management.

              =>  Merge clinical management, claims and
                  prescription data to identify case management opportunities faster.

              => Provide timely management tools used by our clients to make business decisions.

            ====================================================

     This system automatically calculates benefits and issues checks, letters, and explanation of benefits (EOBs) to plan participants and providers.

The system incorporates advanced technologies available, including:

-    ONLINE REPORTING AND DATA RETRIEVAL CAPABILITIES

     After a claim is entered into the system, it verifies eligibility, applies appropriate deductibles, adjudicates the claims against predetermined negotiated or usual and customary guidelines, matches precertification, searches for previous history of coordination of benefits, and presents final adjudication information to the benefit examiner for his or her approval. Once the benefit examiner has reviewed and approved the information on the screen, the system generates a check and explanation of benefits that evening, which are mailed the next day.


-    ELECTRONIC DATA INTERCHANGE (EDI)

     FIRST HEALTH contracts with several commercial claims clearinghouses to gather EDI claims from providers. Providers transmit claims to one of these clearinghouses. The clearinghouses then batch claims destined for FIRST HEALTH and forwards them to the Company each day. Performing these functions electronically enhances efficiency and accuracy.


-    TRACKING OF ANNUAL, LIFETIME AND FLOATING MAXIMUMS

     When a new client is loaded onto the system, the Company will transfer claims history from the previous administrator. The system tracks benefit maximums on-line for every participant. When an individual has reached a specified maximum, the system will automatically reduce the benefit payment as specified in each client's plan document.


-    RESPONSIVE AND COMPREHENSIVE CUSTOMER SERVICE CAPABILITIES

     The integration inherent in FIRST HEALTH(R) OnCall enables the participant to access all claims information including claims history, eligibility, deductibles and maximum accumulations, as well as Explanation of Benefit
     (EOB) information through the round-the-clock, toll-free number.


These advanced technologies enable FIRST HEALTH'S system to support a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, Consolidated Omnibus Budget Reconciliation Act (COBRA), Health Insurance Portability and Accountability Act (HIPAA), long- and short-term disability, and flexible spending accounts.

     CUSTOMERS AND MARKETING

     FIRST HEALTH primarily markets its services to national multi-sited direct accounts, including self-insured employers, government employee groups and multi-employer trusts. In addition, FIRST HEALTH markets its services to and through group health and workers' compensation insurance carriers. The following are representative customers of FIRST HEALTH:

     American International Group                National Association of Letter Carriers
     Boilermakers National Health and Welfare    Norwest Corporation
       Fund                                      Pacific Telesis Group
     CNF Transportation, Inc.                    State Farm Mutual Automobile Insurance
     ConAgra, Inc.                                 Company
     General Motors Corporation                  Tandy Corporation
     Hewlett-Packard Company                     Texas Instruments Employees' Health
     Hartford Financial Services, Inc.             Benefits Trust
     Kemper National Services                    The RETA Trust
     Liberty Mutual Insurance Company            The Sherwin-Williams Company
     McDonald's Corporation                      Travelers Property Casualty
     NALCO Chemical Company                      Walgreen Co.


     The Company presently has approximately 50 group health and workers' compensation insurance carrier clients. Typically, FIRST HEALTH enters into a master service agreement with an insurance carrier under which FIRST HEALTH agrees to provide its cost management services to health care plans maintained by the carrier's policyholders. FIRST HEALTH'S services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering FIRST HEALTH'S services to its policyholders, thus relieving the Company of a significant marketing expense.

     FIRST HEALTH typically enters into standardized service contracts with its direct accounts and master service agreements with its insurance carrier and third party administrator clients. These contracts and agreements have automatically renewable successive terms of between one and three years, and are generally terminable upon one to six months' notice prior to their expiration. These contracts are generally non-exclusive and permit the client to provide medical review services on an in-house basis; however, these contracts are generally exclusive as to the client's ability to use other PPO firms during their term.

     RISK PRODUCTS AND INSURANCE COMPANY ACQUISITIONS

     As an extension of the Company's cost management services, in February 1996 the Company acquired American Life and Health Insurance Company and a subsidiary insurance company (collectively "American"). American is a small medical indemnity insurer with licenses in 26 states and approximately $8 million in annual premiums. In September 1997, the Company acquired Loyalty Life Insurance Company ("Loyalty"), a 49-state insurance shell.

     The Company acquired American and Loyalty in order to obtain the infrastructure and licenses to enable the Company to leverage its managed care assets into various medical plans for multi-sited employers. The medical plans are expected to provide HMO-like performance for self-funded ERISA plans due to the impact of FIRST HEALTH'S provider networks and medical management expertise which have been developed over the last decade.

     FIRST HEALTH has developed, in conjunction with its risk products users, a single source of accountability for all elements of their health plan, and all at a guaranteed cost on a per-employee per-month charge. The Company calls this product Confident Care.

     The Company's product promotes the continuity of care through a single point of entry into the health care delivery system. By calling the 24-hour, 7-day-a-week toll-free number, employees can obtain information on all aspects of their health benefit program. This includes information ranging from preventive care and claims status, to inquiries regarding network providers and benefit plan coverage.

     The program integrates the Company's PPO network of providers, The FIRST HEALTH Network, with clinical management programs. Access to FIRST HEALTH'S national network of providers, including specialty and sub-specialty care such as transplant, gives unparalleled provider coverage not only locally but throughout the country.

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

     Plan Design

     In each employer's case, the Company will require adoption of a benefit plan with significant out-of-pocket costs for employees accessing a non-contracted PPO provider (generally a 30% effective differential).

     Program Features

     The Company's risk products generally include the following:

-    All medical claims incurred during the effective plan year.
- All managed care fees, including complete clinical management programs and 24-hour, 7-day toll-free access.
-    Employee communications.
-    Access to The FIRST HEALTH Networks.
-    Claims administration services.
-    Premium for aggregate stop loss policy.
-    All implementation fees.
-    The Company's pharmacy program.
-    FIRST HEALTH National Transplant Program.

     Stop-loss Insurance

     The Company's stop-loss insurance capabilities through its wholly-owned insurance companies allow another dimension to FIRST HEALTH'S ability to serve as a single source for managed care needs. Because FIRST HEALTH'S stop-loss rates are based on the savings and value generated through the Company's various services, FIRST HEALTH is able to offer competitive rates and policies. The Company can offer multiple-year rate guarantees that include fixed-percent increases and that are based upon loss results. Stop-loss policies are written through the Company's wholly-owned insurance subsidiaries. Policies can be written for either specific or aggregate stop-loss insurance.

SPECIFIC STOP-LOSS INSURANCE

Specific stop-loss insurance provides protection against high medical claims on any one individual during the plan year. It limits the client's cost of eligible medical expenses for each plan participant.

If eligible medical expenses on a covered individual are incurred and paid during the contract period, and the individual's deductible is exceeded, the client will be reimbursed for the amount of the loss that exceeds the deductible. The per-person deductible is determined prior to the start of the contract period and all reimbursements will be paid directly to the client, not the participant or provider.

AGGREGATE STOP-LOSS INSURANCE

Aggregate stop-loss insurance helps limit clients' overall annual claims cost. It will reimburse the client when eligible claims for the self-funded plan, as a whole, exceed the aggregate deductible level and are incurred and paid during the contract period. This protection guards against unexpected fluctuations in claims frequency or large dollar volume.

Health plan benefits such as medical, dental, vision, prescription drugs and short-term disability may or may not be included in an aggregate stop-loss contract, depending on the client's needs.

In order to prepare stop-loss quotes, FIRST HEALTH requires the following information:


  AGGREGATE STOP-LOSS            SPECIFIC STOP-LOSS
  -------------------            ------------------
- Previous claims history      - Previous history of catastrophic
                                 claims

- Enrollment demographics      - Disclosure of current and/or
                                 anticipated future claimants

- Description of medical       - Enrollment demographics
  benefit plan
                               - Description of medical benefit plan

FIRST HEALTH ACQUISITION

     BACKGROUND

     The group of health care administration companies which was formerly owned by First Data Corporation ("First Data") was acquired by the Company on July 1, 1997 for a purchase price of $202 million in cash, subject to a working capital adjustment which resulted in a reduction of the purchase price to approximately $196 million. The historic First Health was originally formed by First Financial Management Corporation ("First Financial Management") through the acquisitions of First Health Services (formerly The Computer Company) in 1989, First Mental Health (formerly Mental Health Management of America) in 1991, First Health Strategies (formerly ALTA Health Strategies) in 1992 and Employee Benefit Plans ("EBP") in 1995, creating a leading fully-integrated health care services firm, serving both private and public sector markets. In 1995, First Financial Management merged into First Data, creating a diversified financial services business.

     SUMMARY

     Composed of two leading health care administration businesses, First Health Strategies ("Strategies") and First Health Services ("Services"), the combined companies provide a full portfolio of health plan management solutions to a broad customer base of private corporations and public agencies.

     Strategies, headquartered in Salt Lake City, Utah, is the nation's largest third party administrator ("TPA") of health care and prescription drug benefits for self-funded employer benefit plans, and one of the nation's top five claims administrators. Strategies provides solutions to its clients through a fully integrated portfolio of claims administration and value-added services to meet the needs of today's buyers, including third party and outsourced claims administration, cost management services, pharmacy benefit management, data analysis and stop-loss insurance brokerage. With over 35 years of experience and a highly recognizable client base, Strategies has achieved a position in the marketplace as a premier provider of services to large group (more than 1,000 employees) clients.

     Services, headquartered in Richmond, Virginia, provides value-added automation, administration, payment and health care management services for public sector clients, and is one of the few national providers serving the public sector. Services delivers a comprehensive line of products and services in the fields of Pharmacy Benefit Management, Health Plan Administration, and Utilization and Quality Reviews through three distinct business units:
Pharmacy Benefits Management; First Mental Health; and Fiscal Agent. For over 20 years, First Health Services has used its expertise and knowledge in the Medicaid fiscal agent business and other public sector programs to develop and deliver new services to the public sector market segment.

FIRST HEALTH STRATEGIES PRODUCTS

     The Company provides "one-stop shopping" for employers offering indemnity, PPO and point of service plans through its core competency of claims administration and customer service. Strategies provides clients with an integrated package of health care benefits administration services, including:

-    medical, disability, dental and vision claims processing
-    utilization management and case management
-    national PPO network arrangements
-    prescription drug plan administration and network management
-    COBRA administration
-    Flexible Spending Account administration
-    stop-loss brokerage
-    data analysis

     Strategies' CLAIMS ADMINISTRATION product is a sophisticated, technologically advanced claims processing, tracking and reporting system. A majority of this processing is performed by Strategies' fully integrated and proprietary system, known as Automated Claims Technology II ("ACTII"). ACTII was developed completely in-house and is owned entirely by the Company. ACTII supports a broad range of benefit programs, including medical care, prescription drugs, long-term disability, short-term disability, FLEX accounts, vision care and dental care. Additionally, in order to enhance the Company's claims processing capabilities, the Company is in the process of enhancing the ActII system. The Company currently estimates that these development efforts will significantly enhance and improve upon the capabilities of ActII and these efforts are expected to cost approximately $10 million to become commercially viable. Such modifications are expected to be completed in the next 2 to 3 years, with a substantial portion of the expenditures being incurred within the next 12 to 24 months.

     The system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange ("EDI"), rapid and responsive customer service, automatic tracking of annual, lifetime, per-case, and floating maximums, and full integration with all other FIRST HEALTH departments and services. ACTII also interfaces with The FIRST HEALTH Network.

     In addition to its core claims administration product, Strategies provides value-added services, including the following:

- UTILIZATION MANAGEMENT AND CASE MANAGEMENT. Strategies has developed a sophisticated Utilization Management capability which provides case management, utilization review, large case identification and management, concurrent review, pre-certification and authorization, discharge planning, and psychiatric case management. These activities will be consolidated into the parent company's utilization management activities throughout 1998.

- NATIONWIDE PPO NETWORK ARRANGEMENTS. Strategies had worked with various Preferred Provider Organizations (PPOs) throughout the country to provide clients with PPO arrangements as part of their plan. Strategies' claims administration system also allows for many PPO claims to be repriced on-line, rather than being sent to the PPO for repricing. The Company will be utilizing exclusively FIRST HEALTH Network after the acquisition is fully integrated in 1998.

- PRESCRIPTION DRUG BENEFIT MANAGEMENT (ALTA RX). ALTA Rx, Strategies' full service PBM program, provides prescription drug benefit plan administration, drug utilization review, and a nationwide network of nearly 50,000 pharmacies. Claims processing of ALTA Rx claims is outsourced to Strategies' sister company, First Health Services.

- STOP-LOSS BROKERAGE. Strategies provides brokerage services for its clients to obtain stop-loss coverage through a variety of leading stop-loss insurers.

- DATA ANALYSIS. Strategies uses its array of experience and vast database of medical claims history in offering its clients data analysis products. Critical health care information is available to clients through the various products. The system applies leading edge technology to analyze claim experience, utilization review activities and managed care savings. These tools also have become increasingly valued by managed care companies who use the provider profiling and comparative analysis options to manage providers and health care delivery systems.

     The Company will focus the activities of Strategies on larger multi-sited national employers of 1,000 employees or more.

     FIRST HEALTH SERVICES OVERVIEW

     FIRST HEALTH Services ("Services"), headquartered in Richmond, Virginia, provides value-added automation, administration, payment, and health care management services for public sector clients. Services is composed of three individually operated businesses: 1) Pharmacy Benefit Management, which manages pharmacy benefit plans for managed care organizations, HMOs, Insurers, Specialty & Elderly Rx programs, Medicaid programs, state-funded specialty programs, and self-funded employers; 2) First Mental Health, which provides psychiatric utilization review, long-term care review and quality of care evaluation services for state government clients; and 3) Fiscal Agent, which administers state Medicaid health plans and other state funded health care programs.

     Over the last 24 years, FIRST HEALTH has been able to leverage its Medicaid fiscal agent expertise, its base of experience in the public sector and its client relationships with over 23 state governments, to provide new products and services as the public sector health programs (including Medicare
and Medicaid) move toward managed care.   Today, Services is in the
advantageous position of being one of the few national public sector firms in its markets.

     PHARMACY BENEFIT MANAGEMENT (PBM)

     Services' PBM business is one of the largest PBMs. Services' PBM business provides a full range of services, including: pharmacy point-of-sale ("POS") eligibility verification and claims processing; provider network development and management; disease state management programs; prospective and retrospective drug utilization reviews ("DUR"); provider profiling; formulary development; manufacturers' rebate administration; and RxPert, a proprietary database and decision support system for pharmacy utilization monitoring and plan management.

     PBM services are increasingly required by both public and private third-party payers as prescription drug expenses grow. Services' PBM program is one of the few large-scale participants in the market not aligned with or controlled by a drug manufacturer. Management believes that Services' role as an objective provider is a distinct competitive advantage in the growing sectors of managed care organizations and state government plans, where clinical autonomy is often a requirement. Furthermore, Services is the national leader with substantial experience managing pharmacy plans for Medicaid and elderly populations. This clinical and management expertise gives Services a competitive advantage in the rapidly growing market of managed care organizations serving capitated public sector lives (Medicare and Medicaid).

     Services' PBM business provides on-line, real time claims processing at the Point of Sale, provider and member services through a 1-800-call center, clinical DUR services and formulary/rebate management for managed care clients and FIRST HEALTH Strategies' ALTA Rx clients.

     Services provides clinical Drug Utilization Review ("DUR") services. The primary objective of DUR is to provide pertinent health-related information to providers to assist in the clinical management of their patients. Services' DUR programs operate at the individual patient level and are defined as follows:

- PROSPECTIVE DUR. On-line real-time DUR alert messaging to the pharmacy which operates as part of the POS claims adjudication process; occurs BEFORE prescription is filled.

- RETROSPECTIVE DUR. Computer-generated patient profiles identifying trends or patterns of drug use; occurs AFTER prescription is filled.

     Based on DUR findings, interventions or actions can improve quality of care and modify drug utilization patterns which produce cost savings, help to maintain program integrity and assist in identification and correction of drug misuse or fraud and abuse.

     Services also offers Disease Management Programs ("DMP") to assist physicians and network pharmacies in the treatment of prevalent, high-cost disease states. This program provides physicians with diagnosis, treatment, and formulary guidelines which have been developed by nationally recognized clinicians and medical academicians. Services' DMP focuses on that percentage of patients who experience preventable therapeutic problems (i.e., non-compliance, inappropriate therapy, adverse drug reactions, etc.). The program includes prior authorization initiatives, prospective DUR, retrospective DUR, and educational intervention initiatives (concurrent DUR).

     FIRST MENTAL HEALTH

     First Mental Health provides an array of quality evaluation and utilization review services to Medicaid programs, state mental health agencies, HMOs, managed care organizations, and other health care programs desiring to improve quality of care, contain costs, ensure appropriate care, and measure outcomes. Products include: 1) External Quality Reviews; 2) Utilization Review; and 3) Long Term Care Reviews.

     When a state initiates a capitated Medicaid Managed Care Program, the federal Health Care Finance Administration (HCFA) requires that an EXTERNAL QUALITY REVIEW ORGANIZATION (EQRO) be employed to monitor health care quality and service quality of the HMOs and MCOs serving Medicaid enrollees. The

External Quality Review encompasses the entire medical delivery mechanism, not just the mental health portion. There is a new market rapidly developing as various states implement this type of program to move Medicaid recipients into Managed Care Organizations.

     First Mental Health provides UTILIZATION REVIEW SERVICES for a variety of behavioral health programs, including Medicaid Under 21 acute psychiatric treatment, adult and geriatric acute psychiatric treatment, residential services, and other alternative services. First Mental Health also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing proportions of public funds on the treatment of mental and substance abuse illnesses, the need for utilization review services is increasing. Some states are moving toward capitated contracts with private sector firms to help manage this problem; however, many states are opting to contract for utilization review services to ensure appropriate mental health care while containing costs.

     Under the LONG TERM CARE REVIEW program, First Mental Health provides level-of-care determinations as well as preadmission screenings and annual resident reviews ("PASARRs") to determine the need for specialized services for mental illness, mental retardation or related conditions.

     FISCAL AGENT

     Services' Fiscal Agent business provides customers with full fiscal agent operations and systems maintenance and enhancement. Under this line of business, Services provides eligibility verification and ID card issuance, health care claims receipt, resolution, processing and payment, provider relations, third party liability processing, financial reconciliation functions and client reporting. Customers of Services include state Medicaid agencies, state departments of human services, departments of health and managed care organizations serving Medicaid populations. Fiscal Agent administrative services may also be procured to support other government programs, such as state employee benefit plans, early intervention programs, or other health care initiatives. Typically, Fiscal Agent systems are modified to meet specific states' program policy and administration requirements, and services are offered for all claim types, or specialty carve-out arrangement, with both hard copy and/or electronic inputs or payments.

Services is one of four major competitors in the Medicaid fiscal agent field. Services has developed and operates a HCFA-approved information system for each of these contracts. These systems are utilized to process and adjudicate eligibility, health care claims and encounters, pay providers under a full range of reimbursement methods and to generate reports for use in managing the program.

Contract for state funded health care programs, in addition to the Medicaid fiscal agent contracts above, include the following:

     - HEALTH BENEFITS MANAGEMENT. Education, outreach, enrollment and call-center services for the Missouri Managed Care Program known as MC+. MC+ is a phased-in transition of member Medicaid population into a managed care environment. Services contacts Medicaid recipients, educates them on HMO options available, and enrolls them into the member selected MCO plan. Those enrollment files are electronically transmitted to the state.

     - CITY EARLY INTERVENTION PROGRAMS. A legislated entitlement program designed to provide managed care services from birth to age two for children who exhibit a disability or delay that is cognitive, physical, communicative, social, emotional or adaptive, irrespective of financial resources.

Prior to the acquisition of Services by FIRST HEALTH, the company had not pursued new business in this sector due to the differing strategic focus of its former parent company. Services management believes there are significant future opportunities in this market and has been recently awarded significant additional business from the Commonwealth of Virginia. In addition, there are several benefits that Services receives from operating the Fiscal Agent business: 1) the contracts are profitable, with very little new capital investment in the business required; 2) the expertise, capabilities and systems developed from these contracts have provided a platform for expansion into other products, services and customer segments; and 3) customer relationships with the states have proven valuable to First Health Services in developing other business in PBM and First Mental Health.

     OPERATIONS

     Each of the Services business units operates as a separate entity with distinct sales and marketing and operational organization, although there is operational overlap with respect to certain claims processing functions (pharmacy for Medicaid clients and an IBM data center which supports both the PBM and Fiscal Agent businesses).

INTEGRATED MANAGED CARE PRODUCTS

     The Company has introduced a number of new services during the last few years that incorporate various features of FIRST HEALTH'S clinical management and PPO services in order to provide clients increased opportunities for medical cost savings. Common characteristics of these new services include:

     - More aggressively managed provider networks.
     - More aggressive risk sharing financial arrangements with providers.
     - Improved communication and linkage with members and participants.
     - Longer term contracts with providers.
     - Intensive medical case management intervention.

     These programs constitute important elements of the Company's risk products and programs it is in the process of introducing.

     FIRST HEALTH NATIONAL TRANSPLANT PROGRAM. As medical technology advances, new and more complicated procedures, such as transplants, have evolved. In an attempt to assist the Company's clients in meeting these technological advances and their related costs, FIRST HEALTH has developed The National Transplant Program.

     This program has been designed to facilitate the cost-effective use of high quality transplant services through an integrated system whereby case management staff assists in the coordination of the process from the determination of the need for a transplant through follow up care for one year after the transplant is performed.

     The goals of The National Transplant Program include:

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

     The National Transplant Program enables clients to consider covering their insureds for transplant procedures of proven medical value. The program includes a coordination by case managers to assist patients, their families and our clients throughout the process. Furthermore, by using contracted transplant centers and providers, the patient is treated by providers with a proven track record for quality care. A case manager is involved in the case from the time the need for a transplant has been identified through one year following the surgery. The intensity of case management involvement varies, depending on the complexity of the case.

     Transplants included in the program include: heart, lung, heart/lung, liver, kidney, kidney/pancreas and bone marrow (both allogenic and autologous).

     PHARMACY PROGRAM. FIRST HEALTH has developed a pharmacy program (PBM) designed to assist clients in reducing health care costs through negotiated pricing for pharmaceutical products, a drug formulary, and case management services and is being integrated with the PBM that was acquired as part of the FIRST HEALTH acquisition. Pharmacy related costs are one of the fastest growing components of medical care.

     To provide a more complete and effective medical cost management system, the Company has linked the pharmacy program with FIRST HEALTH'S case management services to identify high utilizers of prescription drugs, to intervene where appropriate for case management services and to encourage the adoption of cost effective treatment plans. This approach identifies alternatives which enable our clients and their members to control potentially unnecessary medical costs not only for pharmacy expenses, but also for other medical and behavioral health treatment services.

     FIRST HEALTH POINT OF SERVICE PROGRAM. The Point of Service Program is comparable to a "gatekeeper" approach whereby a primary care physician (PCP) coordinates his/her patients' use of the health care system. The gatekeeper approach has been set up to attain two major objectives: (1) to coordinate and manage a patient's course of treatment and (2) to control costs and utilization.

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

     YEAR 2000 MATTERS

     The Company has identified its significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modifications and testing process of all significant applications by May 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $3.5 million is attributable to the purchase of new hardware and software which will be capitalized. The remaining $6.5 million, which will be expenses as incurred, is not expected to have a material effect on the results of operations. The Company expects to receive reimbursement of at least 10% of the costs directly from a number of its clients due to the nature of its contractual arrangements with these entities.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct relevant computer codes.

     In addition, the Company has communicated with others with whom it does significant business to determine Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible, with the Company's systems, would not have a material adverse effect on the Company.

     COMPETITION

     FIRST HEALTH competes in a highly fragmented market with national and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators which have implemented their own internal cost management services. In addition, other health care programs, such as HMOs, compete for the enrollment of benefit plan participants. FIRST HEALTH is subject to intense competition in each market segment in which it competes. Many of FIRST HEALTH'S competitors are significantly larger and have greater financial and marketing resources than FIRST HEALTH.

     FIRST HEALTH competes on the basis of the quality and cost-effectiveness of its programs, its proprietary computer-based information system and its emphasis on commitment to service and high degree of physician involvement. Due to the quality of the services offered, FIRST HEALTH tends to charge more for its services than many of its competitors.

     The insurer market for workers' compensation programs is somewhat concentrated with the top ten insurers controlling over 50% of the insured market. The loss or addition of any one of these insurers could have a material impact on revenues. FIRST HEALTH currently has as clients at least some offices of six of the top ten insurers. While experience differs with various clients, obtaining a new client requires extended discussions and significant time.

     Over the last few years, the Company believes a major competitive threat has arisen as a result of the so-called "Silent" Preferred Provider Organizations (PPO) or non-directed networks. In this situation, medical reimbursement payers lay claim to PPO discounts without providing any patient channeling mechanisms. These "networks" use the camouflage of directed networks to secure rewards of managed care discounts from medical providers without the responsibilities. These organizations betray the trust of providers who offer preferred rates to networks anticipating active patient directing programs, thus undercutting the integrity of managed care business relationships, threatening the viability of legitimate networks, such as the Company's, and jeopardizing provider finances.

     Since managed care is fundamentally a bargain between a managed care organization and a medical provider in which the managed care organization channels patients to the provider in exchange for favorable price consideration and the adherence to managed care guidelines, the "silent" PPO networks can and do undermine that bargain. To the extent that providers are defrauded in that price for volume trade-off, the ability of legitimate managed care companies to obtain appropriate priced considerations will be diminished.

     EMPLOYEES

     As of December 31, 1997, FIRST HEALTH had approximately 5,000 employees, including approximately 2,800 employees involved in claims processing and related activities; 800 employees in various clinical management and quality assessment activities; 600 employees in information systems; 350 employees in sales and marketing and the remainder involved with accounting, human resources, facilities, and other administrative, support and executive functions. FIRST HEALTH also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by FIRST HEALTH to render consulting services. None of the Company's employees are presently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

     GOVERNMENT REGULATIONS AND RISK MANAGEMENT

     The Company believes that its methods of operation are in material compliance with all applicable laws, including statutes and regulations relating to PPO and clinical management operations.

     Although FIRST HEALTH believes that its level of Directors' and Officers' and Errors and Omissions insurance coverage is appropriate, no assurance can be given that insurance coverage would protect it from loss in the event of any litigation or adverse interpretation of statutes and regulations by governmental or other bodies. Further, there can be no assurance that such insurance will continue to be available on a commercially reasonable basis.

ITEM 2.  PROPERTIES

     FIRST HEALTH owns three office buildings consisting of an aggregate of approximately 385,000 square feet of space. One is in Downers Grove, Illinois where the Company is headquartered, and the other two are in West Sacramento, California and Scottsdale, Arizona. Additionally, the Company leases significant office space in the Salt Lake City, Utah; Milwaukee, Wisconsin; Richmond, Virginia; Houston, Texas; Pittsburgh, Pennsylvania; Boise, Idaho; and the Los Angeles, California area. Additionally, the Company has numerous other smaller locations throughout the nation.

     All of the Company's buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet the Company's operating needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     FIRST HEALTH is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending suits will not have a material adverse effect on the business or financial condition of FIRST HEALTH.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE COMPANY


NAME                 AGE  POSITION
-------------------  ---  --------------------------------------------
James C. Smith       57   President and Chief Executive Officer

Daniel Brunner       54   Executive Vice President,
                          Government Affairs

Mary Anne Carpenter  52   Executive Vice President, Service Products

A. Lee Dickerson     48   Senior Vice President, Provider Networks and
                          OUCH Systems Administration

Patrick G. Dills     44   Executive Vice President, Managed Care Sales

Ronald H. Galowich   62   Secretary

Lottie A. Kurcz      43   Senior Vice President, Strategic Business Development

Jerry L. Seiler      57   Controller

Susan T. Smith       47   General Counsel

Joseph E. Whitters   39   Vice President, Finance and
                          Chief Financial Officer

Edward L. Wristen    46   Executive Vice President, Risk Products


     James C. Smith has served as President and Chief Executive Officer and director of FIRST HEALTH since January, 1984.

     Daniel Brunner, a director of the Company, has been Executive Vice President, Government Affairs since January, 1994. Prior to that, he was Corporate Operating Officer in charge of government affairs since February, 1992. Mr. Brunner has served as President of AFFORDABLE since April, 1983.

     Mary Anne Carpenter has held various senior management positions in the Company since joining the Company in 1983. In June, 1997, Ms. Carpenter was promoted to Executive Vice President, Service Products. Prior to that, from March, 1994 to May, 1997, she was Executive Vice President, Clinical Operations and Claims Repricing. Prior to joining the Company, Ms. Carpenter held various positions in the health care industry.

     A. Lee Dickerson joined FIRST HEALTH in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 20 years experience in the health care industry.

     Patrick G. Dills joined FIRST HEALTH in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January, 1994. Prior to joining FIRST HEALTH, Mr. Dills held various senior sales positions at M&M/Mars, and various divisions of Mars, Inc. for the prior six years.

     Ronald H. Galowich has served as Secretary of the Company since 1983, General Counsel from 1983 to March 1997, Executive Vice President of the Company from 1983 to May, 1994 and Chairman of the Board of Madison Group Holdings, Inc., a multi-purpose business and investment company, since 1990.

     Lottie A. Kurcz joined FIRST HEALTH in 1986 as Manager of National Accounts. Since joining FIRST HEALTH, Ms. Kurcz has held various senior sales and marketing positions. Ms. Kurcz was promoted in 1998 to Senior Vice President, Strategic Business Development. Prior to her promotion, Ms. Kurcz was Senior Vice President, Risk Products. Prior to joining FIRST HEALTH, Ms. Kurcz held various senior positions in private industry.

     Jerry L. Seiler joined the Company in May, 1989 as Accounting Manager and was promoted to Corporate Controller in 1990 and has served in that capacity since.

     Susan T. Smith has served as General Counsel of the Company since March, 1997. She was Associate General Counsel from September 1994 and joined the Company in July 1992. Prior to joining FIRST HEALTH, Ms. Smith was a partner at Pryor, Carney and Johnson, a large Denver law firm where she headed the firm's healthcare law practice.

     Joseph E. Whitters joined the Company as Controller in October, 1986 and has served as its Vice President, Finance since August, 1987 and its Chief Financial Officer since March, 1988.

     Edward L. Wristen joined FIRST HEALTH in November, 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April, 1991. In February, 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January, 1995, Mr. Wristen became Executive Vice President, Risk Products. Prior to joining FIRST HEALTH, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March, 1989 to November, 1990. From February, 1987 to February, 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

     The Company's officers serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since the Company's corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of holders of record of the Common Stock is set forth under "Common Stock" in the Company's 1997 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 1997 Annual Report to Stockholders. All such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are contained in the Company's 1997 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

     FINANCIAL STATEMENTS:                                      PAGE NO.
     Report of Independent Auditors                               23

     Consolidated Balance Sheets as of
      December 31, 1996 and 1997                                  24

     Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1996 and 1997                            25

     Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1995, 1996 and 1997               26-27

     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1995, 1996 and 1997               28-29

     Notes to Consolidated Financial Statements                  30-39



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Company" in Part I. Other information regarding the Company's executive officers, as well as certain information regarding FIRST HEALTH'S directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 19, 1998 (the "Proxy Statement"), and such information is incorporated herein by reference.

                                   PART III


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference. However, neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph contained in the Proxy Statement is incorporated by reference herein, in any of the Company's previous filings under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

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

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1) The Index to Financial Statements is set forth on page 35 of this report.

     (2) Financial Statements Schedules:
            Schedule II  -  Valuation and Qualifying Accounts and Reserves.
            Schedule IV  -  Reinsurance

     (3) Exhibits

(b)  Report on Form 8-K:

     The Company did not file a current report on Form 8-K during the fourth quarter of fiscal 1997.

                           FIRST HEALTH GROUP CORP.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                Additions
                                   Balance at  Charged to        Adjustments   Balance at
                                   Beginning    Costs and            and         End of
Description                        of Period    Expenses         Charge-offs     Period
---------------------------------  ----------  -----------       ------------  -----------

Year Ended December 31, 1997:
---------------------------------
 Allowance for Doubtful Accounts   $2,573,000   $6,235,000  (1)   $(2,308,000)  $6,500,000
                                   ==========  ===========        ===========  ===========
 Accrued Restructuring Expenses    $1,141,000  $26,036,000  (2)      $989,000  $28,166,000
                                   ==========  ===========        ===========  ===========

Year Ended December 31, 1996:
---------------------------------
 Allowance for Doubtful Accounts   $2,807,000    $(200,000)          $(34,000)  $2,573,000
                                   ==========  ===========        ===========  ===========
 Accrued Restructuring Expenses    $1,436,000      $69,000          $(364,000)  $1,141,000
                                   ==========  ===========        ===========  ===========

Year Ended December 31, 1995:
---------------------------------
  Allowance for Doubtful Accounts  $3,874,000    $(620,000)         $(447,000)  $2,807,000
                                   ==========  ===========        ===========  ===========
  Accrued Restructuring Expenses   $2,570,000    $(100,000)       $(1,034,000)  $1,436,000
                                   ==========  ===========        ===========  ===========




(1) Additions include $5,453,000 of allowance for doubtful accounts which were included in the purchase accounting adjustments related to the acquisition of FHC, not charged to expenses.

(2) Additions include $26,036,000 of accrued restructuring expenses which were included in the purchase accounting adjustments related to the acquisition of FHC, not charged to expenses.

                            FIRST HEALTH GROUP CORP.
                           SCHEDULE IV - REINSURANCE
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                  Percentage
                                             Ceded         Assumed                 of Amount
                              Gross         to Other      from Other      Net       Assumed
                             Amount        Companies      Companies     Amount      to Net
                          -------------    ---------      ----------  ----------  ----------
Year ended 12/31/97:
-------------------

Life insurance in force:  1,507,194,000  (1,470,903,000)   1,151,000  37,442,000       3%
                          =============  ==============   ==========  ==========      ==

Premiums:
 Life insurance               7,424,000      (7,104,000)      94,000     414,000      23%
 Accident and health
   insurance                 11,046,000      (2,859,000)   2,147,000  10,334,000      21%
                          -------------  --------------   ----------  ----------      --

Total premiums               18,470,000      (9,963,000)   2,241,000  10,748,000      21%
                          =============  ==============   ==========  ==========      ==


Year ended 12/31/96:
-------------------

Life insurance in force:     26,915,000     (13,804,000)  18,071,000  31,182,000      58%
                          =============  ==============   ==========  ==========      ==

Premiums:
 Life insurance                 360,000        (149,000)      59,000     270,000      22%
 Accident and health
   insurance                 14,107,000      (7,643,000)   1,172,000   7,636,000      15%
                          -------------  --------------   ----------  ----------      --

Total premiums               14,467,000      (7,792,000)   1,231,000   7,906,000      16%
                          =============  ==============   ==========  ==========      ==

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST HEALTH GROUP CORP.

                                    By: /s/ James C. Smith
                                       -----------------------------
                                        James C. Smith, President
                                         and Chief Executive Officer

Date:  March 27, 1998
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ______, 1998:


        SIGNATURE                               TITLE
-------------------------       ---------------------------------------------
/s/Thomas J. Pritzker      *    Chairman of the Board
-------------------------
Thomas J. Pritzker

/s/James C. Smith               President, Chief Executive Officer,
-------------------------            Director (Principal Executive Officer)
James C. Smith

/s/Robert J. Becker, M.D.  *    Chairman Emeritus
-------------------------
Robert J. Becker, M.D.

/s/Joseph E. Whitters      *    Chief Financial Officer
-------------------------       (Principal Financial Officer)
Joseph E. Whitters

/s/Jerry L. Seiler         *    Controller
-------------------------       (Principal Accounting Officer)
Jerry L. Seiler

/s/Ronald H. Galowich      *    Secretary
-------------------------
Ronald H. Galowich              Director

/s/Michael J. Boskin       *    Director
-------------------------
Michael J. Boskin

/s/Burton W. Kanter        *    Director
-------------------------
Burton W. Kanter

/s/David Simon             *    Director
-------------------------
David Simon

/s/Daniel Brunner          *    Executive Vice President, Government Affairs,
-------------------------       Director
Daniel Brunner

/s/Robert S. Colman        *    Director
-------------------------
Robert S. Colman

        SIGNATURE                               TITLE
-------------------------       ---------------------------------------------


/s/Harold S. Handelsman    *    Director
-------------------------
Harold S. Handelsman

/s/Don Logan               *    Director
-------------------------
Don Logan

* By: /s/ Joseph E. Whitters
      ------------------------------------
      Joseph E. Whitters, Attorney in Fact

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
FIRST HEALTH Group Corp.
Downers Grove, IL  60515

We have audited the consolidated financial statements of FIRST HEALTH Group Corp. (formerly HealthCare COMPARE Corp.) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon, dated February 23, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of FIRST HEALTH Group Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 1998

                              INDEX TO EXHIBITS


Exhibit No.                          Description
-------------------------------------------------------------------------------
2.1.               Omitted

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

3.2.               Amendment to Restated Certificate of Incorporation of the
                   Company. {3.2} (9)

3.3. Restated Certificate of Designation of Preferences, Rights and Limitations. {3.2} (1)

3.4.               Amended and Restated By-Laws of the Company. {3.3} (1)

3.5.               Amendment, dated as of May 20, 1987, to Amended and Restated
                   By-Laws of the Company {3.4} (2)

3.6.               Amendment to Amended and Restated By-Laws of the Company.
                   {3.5} (6)

3.7.               Amendment to Amended and Restated By-Laws of the Company.
                   {3.6} (6)

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

10.13.-10.24.      Omitted

10.25.             Form of Consulting Physician Agreement, {10.20} (2)

10.26.             Form of Consulting Specialist Agreement. {10.21} (2)

10.27-10.35.       Omitted

10.36.             HealthCare COMPARE Corp. 1989 Employee Stock Purchase Plan.
                   {10.36} (7)

10.37-10.54.       Omitted

Exhibit No.                          Description
-------------------------------------------------------------------------------

10.54.             Form of Indemnification Agreement entered dated June 19,
                   1989 between OUCH and executive officers and directors of OUCH (Incorporated by reference to Exhibit B of definitive proxy materials filed by OUCH with the SEC on April 7, 1989)
                   {10.54} (11)

10.55-10.68.       Omitted

10.69.             Second Restatement of the HealthCare COMPARE Corp.
                   Retirement Savings Plan. {10.69} (14)

10.70.             HealthCare COMPARE Corp. Director's Option Plan dated May
                   23, 1991. {10.70} (14)

10.71.             HealthCare COMPARE Corp. Stock Option Plan (for employees of
                   OUCH). {10.71} (14)

10.72.             Omitted

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

10.77.-10.80.      Omitted

10.81.             PPO Agreement dated October 1, 1990 between the Company and
                   National Association of Letter Carriers. {10.81}

10.82.             First Combined Amendment to the PPO Agreement, each dated
                   October 1, 1990, between AFFORDABLE HealthCare Concepts and
                   National Association of Letter Carriers Health Benefit Plan.
                   {10.82}

10.83.             Second Amendment to the PPO Agreement, each dated October 1,
                   1990, as amended between AFFORDABLE HealthCare Concepts and National Association of Letter Carriers Health Benefit Plan.
                   {10.83}

10.84. Utilization Management Agreement dated January 1, 1989 between HealthCare COMPARE Corp. and National Association of
                   Letter Carriers. {10.84}


Exhibit No.                          Description
-------------------------------------------------------------------------------

10.85.             First Amendment to the Utilization Management Agreement
                   dated January 1, 1989 between HealthCare COMPARE Corp. and
                   National Association of Letter Carriers.   {10.85}

10.86.             Second Amendment to the Utilization Management Agreement
                   dated January 1, 1989 between HealthCare COMPARE Corp. and
                   National Association of Letter Carriers.   {10.86}

10.87.             Third Amendment to the Utilization Management Agreement
                   dated January 1, 1989 between HealthCare COMPARE Corp. and
                   National Association of Letter Carriers.   {10.87}

10.88.             Fourth Amendment to the Utilization Management Agreement
                   dated January 1, 1989 between HealthCare COMPARE Corp. and
                   National Association of Letter Carriers.   {10.88}

10.89.             Fifth Amendment to the Utilization Management Agreement
                   dated January 1, 1989 between HealthCare COMPARE Corp. and
                   National Association of Letter Carriers.   {10.89}

10.90.             Retainer Agreement dated January 1, 1994 between HealthCare
                   COMPARE Corp. and Ronald H. Galowich.  {10.90}

10.91-10.93.       Omitted.

10.94.             HealthCare COMPARE Corp. 1995 Employee Stock Option Plan.
                   (4.1)   {18}

10.95.             Employment Agreement dated January 1, 1997 between
                   HealthCare COMPARE Corp. and James C. Smith.  {10.95} (20)

10.96. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.96} (20)

10.97. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.97} (20)

10.98. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.98} (20)

10.99.             Agreement dated as of September 1, 1995 between HealthCare
                   COMPARE Corp. and Electronic Data Systems.  {10.99}  (20)

10.100.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Joseph E. Whitters.

Exhibit No.                          Description
-------------------------------------------------------------------------------

10.101.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Ed Wristen.

10.102.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Lottie Kurcz.

10.103.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Mary Anne Carpenter.

10.104.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Susan T. Smith.

10.105.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and A. Lee Dickerson.

10.106.            Employment Agreement dated April 29, 1997 between HealthCare
                   COMPARE Corp. and Patrick G. Dills.

10.107.            Employment Agreement dated July 1, 1997 between HealthCare
                   COMPARE Corp. and Jerry L. Seiler.

10.108.            Stock Purchase Agreement among HealthCare COMPARE Corp.,
                   First Financial Management Corporation and First Data
                   Corporation dated as of May 22, 1997, incorporated by reference from the Company's Second Quarter 1997 Form 10Q dated August 13, 1997. {10.108}

10.109.            Amended and Restated Credit Agreement dated as of October
                   22, 1997 by and among HealthCare COMPARE Corp. as borrowers;
                   LaSalle National Bank as administrative agent, issuing bank and lender; First Chicago Capital Markets, Inc., as syndication agent; and the other financial institutions party hereto as lenders. {10.109}

11.                Computation of Basic and Diluted Earnings Per Share.

13. 1997 Annual Report to Stockholders. {Filed under separate cover}

22.                Subsidiaries of the Company.

23.                Consent of Deloitte & Touche LLP

24. Powers of Attorney of certain officers and directors of the Company.

27.                Financial data schedules of the Company.