Form 10-Q
period 1998-03-31
HEALTHCARE COMPARE CORP/DE/
filed 1998-05-14
CIK 812910

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998
                                     OR
        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ________

                       Commission file number 0-15846

                          First Health Group Corp.
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

The number of shares of Common Stock, par value $.01 per share, outstanding May 11, 1998 was 31,537,191.

                  First Health Group Corp. and Subsidiaries

                                      INDEX


Part I.  Financial Information                                       Page Number
                                                                    -----------
         Item 1. Financial Statements

         Consolidated Balance Sheets - Assets at  March 31, 1998
           and December 31, 1997 ...................................      3

         Consolidated Balance Sheets - Liabilities and Stockholders'
           Equity at March 31, 1998 and December 31, 1997 ..........      4

         Consolidated Statements of Operations for the three months
           ended March 31, 1998 and 1997 ...........................      5

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 1998 and 1997 ...........................     6-7

         Notes to Consolidated Financial Statements ................     8-11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............    12-17

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .......................................     17


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K .................     18


Signatures .........................................................     19

Exhibit 11 .........................................................    20-21

PART 1. FINANCIAL INFORMATION
FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------


ASSETS                                       March 31, 1998   December 31, 1997
                                             --------------   ----------------
Current Assets:
  Cash and cash equivalents................  $  51,142,000      $  77,836,000
  Short-term investments...................      5,344,000          5,999,000
  Accounts receivable, less allowances for
    doubtful accounts of $9,966,000
    and $10,064,000, respectively..........     76,015,000         65,979,000
  Reinsurance recoverable..................     85,326,000        142,553,000
  Deferred income taxes....................     21,700,000         21,700,000
  Other current assets.....................     17,448,000         11,790,000
                                              ------------       ------------
  Total current assets.....................    256,975,000        325,857,000


Long-Term Investments:
  Marketable securities....................    201,055,000        175,938,000
  Other....................................     26,555,000         26,394,000
                                              ------------       ------------
                                               227,610,000        202,332,000

Property and Equipment:
  Buildings and improvements...............     52,719,000         51,914,000
  Computer equipment and software..........     74,593,000         61,542,000
  Office furniture and equipment...........     23,682,000         23,131,000
                                              ------------       ------------
                                               150,994,000        136,587,000

  Less accumulated depreciation and
    amortization...........................    (68,546,000)       (63,567,000)
                                              ------------       ------------

  Net property and equipment...............     82,448,000         73,020,000

Goodwill...................................    104,175,000        104,729,000

Other Assets...............................      3,176,000          1,940,000
                                              ------------       ------------
                                              $674,384,000       $707,878,000
                                              ============       ============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31, 1998   December 31, 1997
                                             --------------   ----------------
Current Liabilities:
  Accounts payable.........................  $  63,733,000      $  49,342,000
  Accrued expenses.........................     45,948,000         45,474,000
  Claims reserves..........................     95,534,000        150,517,000
  Income taxes payable.....................     11,819,000                 --
                                             -------------      -------------
  Total current liabilities                    217,034,000        245,333,000

Long-Term Debt.............................    200,000,000        200,000,000
Other Non-Current Liabilities..............      2,846,000          2,938,000
                                             -------------      -------------
  Total liabilities........................    419,880,000        448,271,000
Commitments and Contingencies..............             --                 --

Stockholders' Equity:
  Common stock.............................        381,000            376,000
  Additional paid-in capital...............    180,072,000        157,173,000
  Retained earnings........................    319,243,000        296,140,000
  Unrealized holding gain on marketable
    securities.............................      2,489,000          3,223,000
  Treasury stock, at cost..................   (247,681,000)      (197,305,000)
                                             -------------      -------------
  Total stockholders' equity...............    254,504,000        259,607,000
                                             -------------      -------------
                                             $ 674,384,000      $ 707,878,000
                                             =============      =============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

                                               Three Months Ended March 31,
                                             --------------------------------
                                                 1998                1997
                                             -------------      -------------
Revenues...................................  $ 127,758,000      $  64,921,000
                                             -------------      -------------
Operating expenses:
  Cost of services.........................     56,813,000         18,543,000
  Selling and marketing....................     12,837,000          7,209,000
  General and administrative...............     11,120,000          3,658,000
  Healthcare benefits......................      4,093,000          2,092,000
  Depreciation and amortization............      5,926,000          3,088,000
                                             -------------      -------------
                                                90,789,000         34,590,000
                                             -------------      -------------

Income from operations.....................     36,969,000         30,331,000
Other (income) expense:
  Interest expense.........................      3,184,000                 --
  Interest income..........................     (5,261,000)        (3,491,000)
                                             -------------      -------------

Income before income taxes.................     39,046,000         33,822,000

Income taxes...............................    (15,943,000)       (12,988,000)
                                             -------------      -------------

Net income.................................  $  23,103,000      $  20,834,000
                                             =============      =============

Weighted average shares outstanding - basic     31,855,000         33,526,000
                                             =============      =============
Net income per common share - basic........  $         .73      $         .62
                                             =============      =============

Weighted average shares
  outstanding - diluted....................     32,442,000         34,157,000
                                             =============      =============
Net income per common share - diluted......  $         .71      $         .61
                                             =============      =============


FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                               Three Months Ended March 31,
                                             --------------------------------
                                                 1998                1997
                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ............  $ 121,307,000      $  61,921,000
  Cash paid to suppliers and employees ....    (73,544,000)       (28,783,000)
  Healthcare benefits paid ................     (1,521,000)          (973,000)
  Interest income received ................      3,637,000          3,325,000
  Interest expense paid ...................     (2,287,000)                --
  Income taxes paid, net ..................     (2,927,000)          (465,000)
                                             -------------      -------------
  Net cash provided by
    operating activities ..................     44,665,000         35,025,000
                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments ................   (109,366,000)       (38,246,000)
  Sales of investments ....................     85,017,000         32,346,000
  Purchase of property and equipment ......    (14,382,000)       (17,075,000)
                                             -------------      -------------
  Net cash used in investing activities ...    (38,731,000)       (22,975,000)
                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ..............    (50,376,000)       (23,053,000)
  Proceeds from issuance of common stock ..     17,748,000          1,585,000
  Proceeds from sale of put options
    on common stock........................             --          3,352,000
                                             -------------      -------------
  Net cash used in financing activities ...    (32,628,000)       (18,116,000)
                                             -------------      -------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS ........................    (26,694,000)        (6,066,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .....................     77,836,000         77,439,000
                                             -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..  $  51,142,000      $  71,373,000
                                             =============      =============

NON-CASH FINANCING ACTIVITY:
  Treasury stock purchase payable..........  $          --      $  10,055,000
                                             =============      =============


FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                               Three Months Ended March 31,
                                             --------------------------------
                                                 1998                1997
                                             -------------      -------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

NET INCOME.................................  $  23,103,000      $  20,834,000
                                             -------------      -------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization..........      5,926,000          3,088,000
    Change in provision for
      uncollectible receivables............        (98,000)            (6,000)
    Amortization of bond premiums..........        115,000            442,000
    Tax benefit from stock.................
      options exercised....................      5,156,000            277,000
    Unrealized holding gain on
      marketable securities................        388,000            446,000
    Other, net.............................     (1,552,000)          (109,000)

    Changes in Assets and Liabilities:
    Accounts receivable....................     (9,938,000)        (2,217,000)
    Other current assets...................     (5,658,000)         1,857,000
    Reinsurance recoverable................     57,227,000                 --
    Accounts payable and accrued expenses..     14,865,000         (1,091,000)
    Claims reserves........................    (54,983,000)          (267,000)
    Income taxes payable...................     11,819,000         12,311,000
    Goodwill, net of amortization..........       (377,000)                --
    Non-current assets and liabilities.....     (1,328,000)          (540,000)
                                             -------------      -------------

  TOTAL ADJUSTMENTS........................     21,562,000         14,191,000
                                             -------------      -------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES  $  44,665,000      $  35,025,000
                                             =============      =============


FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2. On July 1, 1997, the Company acquired all the outstanding shares of capital stock of First Health Strategies, Inc. ("Strategies") and First Health Services Corporation ("Services") (collectively, "FHC") excluding the stock of Viable Information Processing Systems, Inc., a wholly-owned subsidiary of Services, from First Financial Management Corporation and First Data Corporation for a purchase price of $202 million in cash subject to adjustment provisions for the change in net working capital.
     As a result of the change in net working capital, the purchase price was adjusted to approximately $196 million. Strategies, based in Salt Lake City, Utah, and Services, based in Richmond, Virginia, provide independent health care administration services such as claims administration and associated health care management services to the self-insured corporate and government markets. The acquisition was financed with a $200 million credit agreement underwritten by the Company's bank group. The acquisition was effected pursuant to the terms of a stock purchase agreement dated May 22, 1997.

     Based on the terms of the acquisition, the transaction was accounted for as a purchase of FHC by the Company for financial reporting and accounting purposes. Accordingly, the consolidated statements of
     operations include FHC's results since the date of acquisition.   The
     Company revalued the basis of FHC's acquired assets and assumed liabilities to fair value at the date of purchase. The purchase price of FHC was calculated as the net cash paid plus the Company's transaction costs. The difference between the purchase price and the fair value of the identifiable tangible and intangible assets acquired, the amount allocated to in-process research and development, and the liabilities assumed and incurred was recorded as goodwill and will be amortized over a period of 30 years. The allocation of the purchase price was as follows:

          Purchase price                                           $196,430,000
          Transaction costs                                           3,000,000
                                                                   ------------
          Total purchase price                                     $199,430,000
                                                                   ============


          Purchase price was allocated as follows:
                Fair value of assets acquired                      $ 87,214,000
                Goodwill                                             98,291,000
                In-process research and development                  80,000,000
                Liabilities assumed                                 (40,039,000)
                Liability for restructuring and integration costs   (26,036,000)
                                                                   ------------
                                                                   $199,430,000
                                                                   ============



     In-process research and development represents projects related to the next generation of FHC's claims processing system. These projects represented FHC's research and development efforts prior to the acquisition, which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued by an independent appraiser using a discounted, risk-adjusted future income approach taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology. The consolidated statement of operations for the third quarter of 1997 included a charge for the purchased research and development which was not deductible for income tax purposes. The Company will incur approximately $10 million in additional development expenditures to make the purchased research and development commercially viable. Such modifications are expected to be completed within 2 to 3 years, with a substantial portion of the expenditures being incurred within the next 12 to 24 months.

     The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of 1997 adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of goodwill, recording of interest expense on the borrowings to finance the acquisition and a reduction of depreciation expense due to the write-down to fair value of fixed assets, (ii) the removal of revenues and related cost of services and expenses for acquired businesses held for sale, and (iii) the exclusion of the effects of the non-recurring charge of $80 million for purchased in-process research and development recorded by the Company in fiscal 1997 following consummation of the acquisition.

                                                    Three Months Ended
                                                      March 31, 1997
                                                    ------------------
          Pro forma:
             Revenue                                   $125,059,000
             Net income                                  19,949,000
             Net income per common share - basic                .60
             Net income per common share - diluted              .58


     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 1997, nor do they purport to represent results of future operations of the merged companies.

3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $734,000, net of deferred income taxes, for the three months ended March 31, 1998. The net unrealized gain at March 31, 1998, included as a component of stockholders' equity, was $2,489,000 net of deferred income taxes. The Company's $12,561,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at March 31, 1998, as reported by the partnership, was $16,218,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns a 20% interest in a particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $150,000 and $115,000 for the three months ended March 31, 1998 and 1997, respectively, and is included in interest income. In the second quarter of 1997, the Company made an additional investment of $4.2 million in this limited partnership for a 25% interest in a particular tranche of new equipment. The additional investment is also accounted for on the equity method. The Company's proportionate share of the partnership's income attributable to this tranche for the three months ended March 31, 1998 was $75,000 and is included in interest income.

4. The Company's Board of Directors has approved the repurchase of up to 7.5 million shares of the Company's outstanding common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first three months of 1998, the Company repurchased 745,000 shares for a total cost of approximately $37 million or an average price of $49.33 per share. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. The Company has approximately 4,052,000 shares available for repurchase under its repurchase authorizations as of March 31, 1998. In connection with the exercise of options to purchase 425,000 shares of common stock during the first quarater of 1997, a certain employee paid the exercise price by delivering to the Company approximately 247,000 of previously owned common stock. These shares were also recorded as treasury shares at cost.

     In connection with its stock repurchase authorizations, the Company sold put options which obligate the Company, at the election of the option holders, to repurchase up to 1,500,000 shares of Common Stock at prices ranging from $46.50 to $48.00 per share. The outstanding put options expire on various dates between August 7, 1998 and March 17, 1999. As of May 11, 1998, no shares have been put to the Company pursuant to these options.

5. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and requires retroactive application to all prior periods presented. In calculating net income per common share, shares increased for diluted net income per common share by 587,000 and 631,000 for the three months ended March 31, 1998 and 1997, respectively, due to the effect of stock options. Net income per common share decreased by $.02 and $.01 for these same periods of 1998 and 1997, respectively, due to the effect of stock options.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $734,000 and $709,000 for the three months ended March 31, 1998 and 1997, respectively, net of related taxes. Total comprehensive income amounted to $22,369,000 and $20,125,000 for the three months ended March 31, 1998 and 1997, respectively.

6. On January 1, 1998, the Company changed its name from HealthCare COMPARE Corp. to First Health Group Corp. The name change is expected to enhance the Company's marketing efforts by integrating its various operations and service offerings under one name that communicates the full depth and range of the Company's health care services.

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not successfully integrate FHC (as defined below) into its existing business, the Company may not realize the intended benefits of the acquisition.

RECENT DEVELOPMENTS

     On July 1, 1997, the Company acquired all of the outstanding shares of capital stock of FIRST HEALTH Strategies, Inc. and FIRST HEALTH Services Corporation (collectively "FHC"), excluding the stock of Viable Information Processing Systems, Inc., a wholly-owned subsidiary of Services, from First Financial Management Corporation and First Data Corporation for a purchase price of $202 million in cash, subject to a working capital adjustment which resulted in a reduction of the purchase price to approximately $196 million.
In connection with the acquisition, which was accounted for as a purchase, the Company recorded a charge to earnings of $80 million for purchased in-process research and development which is not deductible for income tax purposes. In-process research and development relates to the next generation of FHC's claims processing system software which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The research and development acquired will require additional development efforts, estimated to cost $10 million, to become commercially viable. Such modifications are expected to be completed within 2 to 3 years, with a substantial portion of the expenditures being incurred within the next 12 to 24 months.

     On August 30, 1997 the Company acquired Loyalty Life Insurance Company ("Loyalty"), which is licensed to conduct health insurance business in 49 states for a purchase price of approximately $12 million. On October 1, 1996, in anticipation of the acquisition, Loyalty entered into a reinsurance agreement with a former affiliate, National Farmers Union Life Insurance
Company ("National Farmers").   Under the terms of the reinsurance agreement,
all premiums and deposits received by Loyalty are transferred to National Farmers. Premiums and policy benefits, which are not material in amount, are ceded to National Farmers and shown net of such cessions in the consolidated statements of operations. Reinsurance recoverable and the related claim reserves are reported separately in the Consolidated Balance Sheets. Loyalty continues to have primary liability as a direct insurer for risks reinsured. Loyalty is currently seeking approvals from insurance regulators and policy holders, as necessary, which would permit the legal replacement of Loyalty by National Farmers. Such approvals would release Loyalty from future liability under its existing insurance policies and result in the removal of policy liabilities from the Company's Consolidated Balance Sheets. The Company anticipates receiving the remainder of the approvals in 1998, but there can be no assurance that such approvals will be obtained.

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1998 increased 97% or $62,837,000 from the comparable period of 1997. The Company's revenues consist primarily of fees for cost management and administrative services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis. The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include an immaterial amount of premium revenue.

     The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 1998 and 1997:


                                          SOURCES OF REVENUE
                                           ($ in thousands)

                                      Three Months Ended March 31,
                                      -----------------------------

                                        1998     %     1997     %
                                      --------  ----  -------  ----
             Service:
              PPO Services             $56,655    44% $50,896    78%
              Claims Admin & Related    47,244    37       --    --
              Clinical Management
               Services                 11,200     9    4,780     7
              Fee Schedule Services      7,366     6    6,299    10
                                      --------  ----  -------  ----
             Total Service             122,465    96   61,975    95
                                      --------  ----  -------  ----

             Risk:
              Premiums, Net              4,560     4    2,946     5
              Service                      733    --       --    --
                                      --------  ----  -------  ----
             Total Risk                  5,293     4    2,946     5
                                      --------  ----  -------  ----
             Grand Total              $127,758   100% $64,921   100%
                                      ========  ====  =======  ====

     The growth in revenue during the three months ended March 31, 1998 from the comparable period of 1997 is primarily attributable to the acquisition of FHC. PPO revenue increased $5,759,000 (11%) from the same period of 1997. This growth is primarily the result of additional revenue from FHC clients and increased utilization of the PPO network by existing clients. Claims administration and related represents the majority of FHC revenue earned from processing claims in client-sponsored health care plans. Revenue from clinical cost management services increased $6,420,000 (134%) for the three months ended March 31, 1998 from the comparable period in 1997 due primarily to the purchase of FHC. Revenue from fee schedule services increased $1,067,000 (17%) from the comparable period in 1997 due primarily to expanded contract activity with several existing clients. Premium revenue increased $1,614,000 (55%) for the three months ended March 31, 1998 from the comparable period in 1997 due primarily to new client additions.

     On a sequentially quarterly basis, revenue has declined from the fourth quarter of 1997 and the Company anticipates revenue will decline as well from the first quarter to the second quarter of 1998 (see FHC Acquisition Status) and (The Company's Traditional Business).

     Cost of services increased $38,270,000 (206%) for the three months ended March 31, 1998 from the comparable period of 1997. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. These costs have increased significantly as a percent of revenue due to the nature of FHC's business. Claims administration is a labor-intensive, high-volume, low-margin business. Cost of services may continue to increase as the Company integrates the FHC business with its traditional cost management operations.

     Selling and marketing costs for the three months ended March 31, 1998 increased $5,628,000 (78%) from the comparable period of 1997 due primarily to salaries and training of sales personnel primarily associated with the FHC acquisition but these expenses, as a percentage of revenue, have declined since the third quarter of 1997 as the Company has consolidated traditional FHC sales activities. To a lesser extent, the increase related to commissions paid to agents and third-party administrators by the Company's insurance entities.

     General and administrative costs for the three months ended March 31, 1998 increased $7,462,000 (204%) from the comparable period of 1997. This increase is primarily attributable to the operations of FHC as well as growth in the Company's insurance subsidiaries. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

     Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 90% for the three months ended March 31, 1998 compared to 71% for the comparable period of 1997. The increase relates to medical losses incurred for the Company's stop loss insurance. Due to the small size of this business, this expense is expected to be volatile until the Company can fully integrate its managed care services.

     Depreciation and amortization expenses increased $2,838,000 (92%) for the three months ended March 31, 1998 from the comparable period of 1997 due primarily to purchases of computer hardware and software as well as the purchase of the Company's Scottsdale facility and amortization of goodwill associated with the FHC and Loyalty acquisitions. Depreciation expense as a percent of revenue remained between 4% and 5%.

     Interest income for the three months ended March 31, 1998 increased $1,770,000 (51%) for the same period in 1997 although the amount of cash equivalents and investments has only increased 8% since March 31, 1997 due to the repurchases of the Company's common stock. The increase in interest income is due primarily to the Company investing in longer term investments with higher yields and gains associated with the sale of various investments.

     Interest expense represents interest paid on the revolving credit agreement entered into on July 1, 1997. The interest rate has been approximately 6% since the initial funding under the credit agreement.

     Net income for the three months ended March 31, 1998, increased $2,269,000 (11%) from the comparable period of 1997. This increase is due primarily to the revenue growth achieved through the FHC acquisition.

     Diluted net income per common share for the three months ended March 31, 1998 increased 16% to $.71 per share from the comparable period of 1997. The increase in net income per common share was favorably impacted by the repurchase of approximately 745,000 shares of Company common stock during the first three months of 1998. For the three months ended March 31, 1998, there were approximately 5% fewer weighted average common shares outstanding than during the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $39,941,000 in working capital at March 31, 1998 compared with working capital of $80,524,000 at December 31, 1997. The decrease is primarily attributable to the repurchase of 745,000 shares of Company Common Stock for a total cost of $36,751,000 during the first three months of 1998. Through the first three months of the year, operating activities provided $44,665,000 of cash. Investment activities used $38,731,000 of cash representing net purchases of investments of $24,349,000 and purchases of fixed assets of $14,382,000. Financing activities used $32,628,000 of cash representing $50,376,000 in purchases of treasury stock (of which $36,751,000 was purchased on the open market) partially offset by $17,748,000 in proceeds from issuance of common stock.

     On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of March 31, 1998, $200 million was outstanding under this facility.

     The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

FHC ACQUISITION STATUS

     The Company currently estimates that the majority of the integration of the acquisition will continue throughout 1998 in order to properly rationalize the various components of FHC. The Company is focusing First Health Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company has sold several hundred client contracts that do not fit into this niche which represent approximately $20 million in annual revenue. The Company did not receive material consideration for this sale. Additionally, the Company expects to exit certain other service lines that don't fit into this niche. The Company has closed sales and claims pricing locations throughout the country to centralize activities and fully integrate duplicate support and administrative functions.

     The Company is in the process of instituting meaningful price increases for claims administration services and even larger increases for current clients that are not utilizing the Company's managed care services. The Company currently anticipates that these actions may result in the potential loss of a significant amount of business. Additionally, the Company is negotiating with current claims administration clients to sell them its PPO, clinical management and pharmacy benefit management services plus the Company is selling stop loss insurance where appropriate. The biggest challenge the Company will be facing in the foreseeable future will be to reduce expenses as quickly as the planned reduction in revenue. The Company's inability to successfully execute on merger and integration plans may have a material adverse impact on the Company's business.

THE COMPANY'S TRADITIONAL BUSINESS

     Throughout the first two quarters of 1998, the Company will be responding to the loss of some group health business from current clients, especially in the Federal Employee Health Benefit (FEHBA) area. The Company anticipates realizing a loss in business from clients that have not instituted more aggressive managed care programs to better control escalating health care costs. However, the Company anticipates its workers' compensation and risk areas will grow in excess of 20% in 1998.

YEAR 2000 MATTERS

     The Company has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modifications and testing process of all significant applications by mid 1999, prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $10,000,000 and is being funded through operating cash flows. Of the total project cost, approximately $3,500,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $6,500,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. The Company expects to receive reimbursement of at least 10% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and other similar uncertainties.

     In addition, the Company has communicated with others with whom it does significant business to determine Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its future reporting.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software. The SOP is expected to be adopted in 1998.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

            (a)  Exhibit 11 - Computation of Basic Earnings Per Common Share

            (b)  Exhibit 11 - Computation of Diluted Earnings Per Common Share

         Reports on Form 8-K:

            None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            First Health Group Corp.

Dated: May 11, 1998                /s/James C. Smith
                                   --------------------------------------------
                                   James C. Smith
                                   President and Chief Executive Officer



Dated: May 11, 1998                /s/Joseph E. Whitters
                                   --------------------------------------------
                                   Joseph E. Whitters
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)