Form 10-K/A
period 1997-12-31
HEALTHCARE COMPARE CORP/DE/
filed 1998-06-05
CIK 812910

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

         {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

                                      OR

        { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______
                        Commission file number 0-15846

                           FIRST HEALTH Group Corp.
                           ------------------------
                     (Formerly HealthCare COMPARE Corp.)
            (Exact name of registrant as specified in its charter)


          Delaware                         36-3307583
    -------------------------------  ---------------------------------------
    (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

    3200 Highland Avenue
    Downers Grove, Illinois                60515
    -------------------------------  ---------------------------------------
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
Yes  X      No
    ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 1, 1998, was approximately $1,365,204,515. On that date, there were 24,109,572 shares of Common Stock issued and outstanding. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE


 1997 Annual Report to Stockholders .................... Parts I, II, III and IV

 Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 19, 1998 .................................................. Parts I and III

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST HEALTH GROUP CORP.

                            By:  /s/ James C. Smith
                               --------------------------
                                James C. Smith, President
                                and Chief Executive Officer

Date:  June 5, 1998
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 5, 1998:




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

 /s/Ronald H. Galowich          *    Secretary
 -------------------------           Director
 Ronald H. Galowich

 /s/Michael J. Boskin           *    Director
 -------------------------
 Michael J. Boskin

 /s/Burton W. Kanter            *    Director
 -------------------------
 Burton W. Kanter

 /s/David Simon                 *    Director
 -------------------------
 David Simon

 /s/Daniel Brunner              *    Executive Vice President,
 -------------------------           Government Affairs, Director
 Daniel Brunner

 /s/Robert S. Colman            *    Director
 -------------------------
 Robert S. Colman

         SIGNATURE                                   TITLE
 -------------------------              --------------------------------

 /s/Harold S. Handelsman                       *    Director
 -------------------------
 Harold S. Handelsman


 /s/Don Logan                                  *    Director
 -------------------------
 Don Logan

* By:  /s/ Joseph E. Whitters
      -----------------------------------
      Joseph E. Whitters, Attorney in Fact

                              INDEX TO EXHIBITS



Exhibit No.                          Description
---------------------------------------------------------------------------------------
2.1.           Omitted

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

10.100.        Employment Agreement dated July 1, 1997 between HealthCare COMPARE
               Corp. and Joseph E. Whitters.  {10.100} (22)

10.101.        Employment Agreement dated July 1, 1997 between HealthCare COMPARE
               Corp. and Ed Wristen.  {10.101} (22)

10.102.        Employment Agreement dated July 1, 1997 between HealthCare COMPARE
               Corp. and Lottie Kurcz.  {10.102} (22)


10.103.       Employment Agreement dated July 1, 1997 between HealthCare COMPARE
              Corp. and Mary Anne Carpenter.  {10.103} (22)

10.104.       Employment Agreement dated July 1, 1997 between HealthCare COMPARE
              Corp. and Susan T. Smith.  {10.104} (22)

10.105.       Employment Agreement dated July 1, 1997 between HealthCare COMPARE
              Corp. and A. Lee Dickerson.  {10.105} (22)

10.106.       Employment Agreement dated April 29, 1997 between HealthCare COMPARE
              Corp. and Patrick G. Dills.  {10.106} (22)

10.107.       Employment Agreement dated July 1, 1997 between HealthCare COMPARE
              Corp. and Jerry L. Seiler.  {10.107} (22)

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

10.110.       Lease - 11301 West Lake Park Drive,  Milwaukee, WI dated as of January
              23, 1998 between First Health Group Corp. and TCC Milwaukee II Limited
              Partnership.

10.111.       Lease - 15710 John F. Kennedy Boulevard, Houston, TX dated as of
              September 17, 1993 between First Health Strategies (TPA) Inc. and WHP,
              Inc.

10.112.       Lease - 2569, 2575, 2602, 2614, 2650 and 2686 South Decker Lake Lane
              and 2601 South Redwood Road, Salt Lake City, UT dated as of November 1,
              1994 between First Health Strategies, Inc. and Trinet Essential Facilities
              X, Inc.

10.113.       Lease - Cox Road in the Innsbrook Corporate Center, Henrico County, VA
              dated as of February 6, 1989 between the Computer Company and Rowe
              Properties - Data Limited Partnership.

11.           Computation of Basic and Diluted Earnings Per Share. {11} (22)

13.           1997 Annual Report to Stockholders.  {13} (22)

22.           Subsidiaries of the Company.  {22} (22)

23.           Consent of Deloitte & Touche LLP.

24.            Powers of Attorney of certain officers and directors of the Company.
               (24) (22)

27.            Financial data schedules of the Company.  (27) (22)

(  )           Exhibits so marked have been previously filed with the Securities and Exchange Commission as exhibits to the filings shown below under the exhibit number indicated following the respective document description and are incorporated herein by reference.


Exhibit No.                          Description
--------------------------------------------------------------------------------------
(1)            Registration Statement on Form S-1 ("Registration Statement"), as filed with the Securities and Exchange Commission on April 17, 1987.

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

(16) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 27, 1994.

(17)         Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 24, 1995.

(18) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

(19)         Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 27, 1996.

(20)         Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

(21)         Registration Statement on Form S-8 as filed with the Securities Exchange
             Commission on July 23, 1997.

(22)         Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 26, 1998.