Form 10-Q
period 1998-06-30
HEALTHCARE COMPARE CORP/DE/
filed 1998-08-13
CIK 812910

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (630) 241-7900
                (Registrant's phone number, including area code)

                           --------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of Common Stock, par value $.01 per share, outstanding August 10, 1998 was 63,138,448.

                    First Health Group Corp. and Subsidiaries

                                      INDEX


Part I. Financial Information                                   Page Number

        Item 1.  Financial Statements

        Consolidated Balance Sheets - Assets at  June 30, 1998
          and December 31, 1997................................       3

        Consolidated Balance Sheets - Liabilities and Stockholders'
          Equity at June 30, 1998 and December 31, 1997..........     4

        Consolidated Statements of Operations for the three months
          ended June 30, 1998 and 1997...........................     5

        Consolidated Statements of Operations for the six months
          ended June 30, 1998 and 1997...........................     6

        Consolidated Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997...........................    7-8

        Notes to Consolidated Financial Statements...............    9-12

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............    13-19
        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk.....................................      19

Part II. Other Information

        Item 4.  Submission of Matters to a Vote of Security
                 Holders.........................................      20
        Item 6.  Exhibits and Reports on Form 8-K................      20



Signatures.......................................................      21

Exhibit 11.......................................................    22-23

PART 1.  FINANCIAL INFORMATION
FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

ASSETS                                      June 30, 1998     December 31, 1997
                                            -------------     -----------------

Current Assets:

   Cash and cash equivalents.............    $ 73,047,000         $ 77,836,000

   Short-term investments................       2,869,000            5,999,000

   Accounts receivable, less allowances for
      doubtful accounts of $9,934,000
      and $10,064,000, respectively......      62,806,000           65,979,000

   Reinsurance recoverable...............      66,886,000          142,553,000

   Deferred income taxes.................      21,700,000           21,700,000

   Other current assets..................      18,166,000           11,790,000
                                              -----------          -----------
   Total current assets..................     245,474,000          325,857,000

Long-Term Investments:

   Marketable securities.................     176,944,000          175,938,000

   Other.................................      32,872,000           26,394,000
                                              -----------          -----------
                                              209,816,000          202,332,000
Property and Equipment:

   Buildings and improvements............      55,466,000           51,914,000

   Computer equipment and software.......      77,253,000           61,542,000

   Office furniture and equipment........      26,786,000           23,131,000
                                              -----------          -----------
                                              159,505,000          136,587,000
   Less accumulated depreciation and
      amortization.......................     (72,758,000)         (63,567,000)
                                              -----------          -----------
   Net property and equipment............      86,747,000           73,020,000

Goodwill.................................     100,496,000          104,729,000

Other Assets.............................       4,244,000            1,940,000
                                              -----------          -----------

                                             $646,777,000         $707,878,000
                                             ============         ============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                            June 30, 1998     December 31, 1997
                                            -------------     -----------------
Current Liabilities:

   Accounts payable......................   $ 50,603,000       $ 49,342,000

   Accrued expenses......................     37,273,000         45,474,000

   Claims reserves.......................     78,650,000        150,517,000
                                             -----------        -----------
   Total current liabilities.............    166,526,000        245,333,000


Long-Term Debt...........................    200,000,000        200,000,000

Other Non-Current Liabilities............      2,729,000          2,938,000
                                             -----------       ------------
   Total liabilities.....................    369,255,000        448,271,000

Commitments and Contingencies............             --                 --

Stockholders' Equity:

   Common stock..........................        764,000            376,000

   Additional paid-in capital............    180,977,000        157,173,000

   Retained earnings.....................    342,565,000        296,140,000

   Unrealized holding gain on marketable
      securities.........................        897,000          3,223,000

   Treasury stock, at cost...............   (247,681,000)      (197,305,000)
                                            ------------        -----------
   Total stockholders' equity............    277,522,000        259,607,000
                                            ------------        -----------

                                            $646,777,000       $707,878,000
                                             ===========        ===========

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                     1998               1997
                                                    -------            -------

Revenues....................................      $126,742,000    $ 68,834,000
                                                   -----------     -----------

Operating expenses:

   Cost of services.........................        55,893,000      20,552,000

   Selling and marketing....................        12,416,000       7,429,000

   General and administrative...............        10,568,000       3,714,000

   Healthcare benefits......................         4,478,000       2,035,000

   Depreciation and amortization............         6,412,000       3,304,000
                                                   -----------     -----------
                                                    89,767,000      37,034,000


Income from operations......................        36,975,000      31,800,000

Other (income) expense:

   Interest expense.........................         3,161,000              --

   Interest income..........................        (5,581,000)     (3,210,000)
                                                   -----------     -----------

Income before income taxes..................        39,395,000      35,010,000

Income taxes................................       (16,073,000)    (13,566,000)
                                                  ------------     -----------

Net income..................................      $ 23,322,000    $ 21,444,000
                                                   ===========     ===========
Weighted average shares
outstanding - basic.........................        63,095,000      65,228,000
                                                    ==========     ===========
Net income per common share - basic.........      $        .37    $        .33
                                                    ==========     ===========

Weighted average shares
outstanding - diluted........................       64,195,000      66,614,000
                                                    ==========     ===========
Net income per common share - diluted.......      $        .36   $         .32
                                                    ==========     ===========

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                      Six Months Ended June 30,
                                                      --------------------------
                                                       1998              1997
                                                      ------            ------

Revenues....................................       $254,500,000    $133,755,000
                                                    -----------     -----------

Operating expenses:

   Cost of services.........................        112,706,000      39,095,000

   Selling and marketing....................         25,253,000      14,638,000

   General and administrative...............         21,688,000       7,372,000

   Healthcare benefits......................          8,571,000       4,127,000

   Depreciation and amortization............         12,338,000       6,392,000
                                                    -----------     -----------
                                                    180,556,000      71,624,000
                                                    -----------     -----------

Income from operations......................         73,944,000      62,131,000

Other (income) expense:

   Interest expense.........................          6,345,000              --

   Interest income..........................        (10,842,000)     (6,701,000)
                                                   ------------     -----------

Income before income taxes..................         78,441,000      68,832,000

Income taxes................................        (32,016,000)    (26,554,000)
                                                    -----------     -----------

Net income..................................       $ 46,425,000    $ 42,278,000
                                                    ===========     ===========

Weighted average shares
outstanding - basic.........................         63,355,000      66,174,000
                                                    ===========     ===========
Net income per common share - basic.........       $        .73    $        .64
                                                    ===========     ===========

Weighted average shares
outstanding - diluted.......................         64,603,000      67,514,000
                                                    ===========     ===========
Net income per common share - diluted.......       $        .72    $        .63
                                                    ===========     ===========

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1998             1997
                                                        -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers.................     $260,509,000     $128,535,000
   Cash paid to suppliers and employees.........     (172,223,000)     (59,583,000)
   Healthcare benefits paid.....................       (4,432,000)      (3,148,000)
   Interest income received.....................        8,483,000        9,003,000
   Interest expense paid........................       (4,303,000)              --
   Income taxes paid, net.......................      (31,279,000)     (24,478,000)
                                                      -----------      -----------
   Net cash provided by operating activities....       56,755,000       50,329,000
                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments.....................     (187,574,000)    (103,512,000)
   Sales of investments.........................      181,671,000      146,585,000
   Acquisition of businesses, net of cash
   acquired.....................................         (173,000)        (412,000)

   Purchase of property and equipment...........      (24,128,000)     (20,232,000)
                                                      -----------     ------------
   Net cash provided by (used in) investing
   activities...................................      (30,204,000)      22,429,000
                                                      -----------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock...................      (50,376,000)     (99,947,000)
   Proceeds from issuance of common stock.......       19,036,000        3,476,000
   Proceeds from sale of put options on
   common stock.................................               --       10,811,000
                                                      -----------     ------------
   Net cash used in financing activities........      (31,340,000)     (85,660,000)
                                                      -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......       (4,789,000)     (12,902,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..       77,836,000       77,439,000
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........     $ 73,047,000     $ 64,537,000
                                                      ===========      ===========

SUPPLEMENTAL CASH FLOW DATA:
   Acquisition of businesses:
      Cost in excess of net assets acquired.....     $    173,000     $    412,000
                                                      ===========      ===========
   Non-cash financing activity:
      Treasury stock purchase payable...........     $         --     $    855,000
                                                      ===========      ===========

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                        Six Months Ended June 30,
                                                        -------------------------
                                                          1998            1997
                                                        --------        ---------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:

NET INCOME........................................    $46,425,000      $42,278,000
                                                       ----------       ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization...............     12,338,000        6,392,000

      Change in provision for uncollectible
      receivables.................................       (130,000)          14,000

      Amortization of bond premiums...............        193,000          761,000

      Tax benefit from stock options exercised....      5,156,000        1,361,000

      Unrealized holding loss on marketable
      securities..................................      1,545,000               --

      Other, net..................................     (2,643,000)         (46,000)

      Changes in Assets and Liabilities:

      Accounts receivable.........................      3,303,000       (4,850,000)

      Other current assets........................     (6,376,000)       4,443,000

      Reinsurance recoverable.....................     75,667,000               --

      Accounts payable and accrued expenses.......     (6,940,000)         (25,000)

      Claims reserves.............................    (71,867,000)        (675,000)

      Income taxes payable........................             --          747,000

      Goodwill, net of amortization...............      2,597,000               --

      Non-current assets and liabilities..........     (2,513,000)         (71,000)
                                                      -----------       ----------

   TOTAL ADJUSTMENTS..............................     10,330,000        8,051,000
                                                      -----------       ----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES          $56,755,000      $50,329,000
                                                      ===========       ==========

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

           Purchase price                                     $196,430,000
           Transaction costs                                     3,000,000
                                                              ------------
           Total purchase price                               $199,430,000
                                                              ============

      Purchase price was allocated as follows:
            Fair value of assets acquired               $  87,214,000
            Goodwill                                       95,317,000
            In-process research and development            80,000,000
            Liabilities assumed                           (40,039,000)
            Liability for restructuring and integration
            costs                                         (23,062,000)
                                                           ----------
                                                         $199,430,000
                                                          ===========

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

                                                   Six Months Ended
                                                     June 30, 1997
                                                   ----------------
        Pro forma:
            Revenue                                   $253,197,000
            Net income                                  43,552,000
            Net income per common share - basic                .66
            Net income per common share - diluted              .65

      These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 1997, nor do they purport to represent results of future operations of the merged companies.

3. On May 19, 1998, the Company's Board of Directors authorized a 2-for-1 Common Stock split in the form of a 100% stock distribution. The split was payable on June 23, 1998 to stockholders of record on June 2, 1998. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

4. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $2,326,000, net of deferred income taxes, for the six months ended June 30, 1998. The net unrealized gain at June 30, 1998, included as a component of stockholders' equity, was $897,000 net of deferred income taxes. The Company's $12,561,000 investment in a limited partnership is carried at cost. The current value of the Company's interest in the limited partnership at June 30, 1998, as reported by the partnership, was $16,175,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment is accounted for on the equity method since the Company owns a 20% interest in a particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $270,000 and $264,000 for the six months ended June 30, 1998 and 1997, respectively, and is included in interest income. In the second quarter of 1997, the Company made an additional investment of $4.2 million in this limited partnership for a 25% interest in a particular tranche of new equipment. The additional investment is also accounted for on the equity method. The Company's proportionate share of the partnership's income attributable to this tranche for the six months ended June 30, 1998 was $185,000 and is included in interest income. No income was reported on this investment as of June 30, 1997. In the second quarter of 1998, the Company invested an additional $5.7 million for a 25% interest in a particular tranche of new equipment. This additional investment will also be accounted for on the equity method. No income has been reported for this investment as of June 30, 1998.

5. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first six months of 1998, the Company repurchased 1,490,000 shares on the open market for a total cost of approximately $37 million or an average price of $24.67 per share. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. The Company has approximately 8,104,000 shares available for repurchase under its repurchase authorizations as of June 30, 1998. In connection with the exercise of options to purchase 850,000 shares of common stock during the first quarter of 1998, an employee paid the exercise price by delivering to the Company approximately 494,000 of previously owned common stock. These shares were also recorded as treasury shares at cost.

      In connection with its stock repurchase authorizations, the Company sold put options which obligate the Company, at the election of the option holders, to repurchase up to 3,000,000 shares of common stock at prices ranging from $23.25 to $24.00 per share. The outstanding put options expire on various dates between August 7, 1998 and March 17, 1999. As of August 10, 1998, no shares have been put to the Company pursuant to these options.

6. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and requires retroactive application to all prior periods presented. In calculating net income per common share, shares increased for diluted net income per common share by 1,100,000 and 1,386,000 for the three months ended June 30, 1998 and 1997, respectively, and by 1,248,000 and 1,340,000 for the six months ended June 30, 1998 and 1997, respectively, due to the effect of stock options. Net income per common share decreased by $.01 for all four of these periods of 1998 and 1997 due to the effect of stock options.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $2,326,000 and $5,000 for the six months ended June 30, 1998 and 1997, respectively, net of related taxes. Total comprehensive income amounted to $44,099,000 and $42,273,000 for the six months ended June 30, 1998 and 1997, respectively.

7.    On January 1, 1998, the Company changed its name from HealthCare
      COMPARE Corp. to First Health Group Corp. The name change is expected to enhance the Company's marketing efforts by integrating its various operations and service offerings under one name that communicates the full depth and range of the Company's health care services.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully integrate FHC (as defined below) into its existing business, the Company may not realize the intended benefits of the acquisition.

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

RESULTS OF OPERATIONS

   Revenues for the three months and six months ended June 30, 1998 increased 84% and 90% or $57,908,000 and $120,745,000, respectively, from the comparable periods of 1997. The Company's revenues consist primarily of fees for cost management and administrative services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis. The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include an immaterial amount of premium revenue.

   The following table sets forth information with respect to the sources of the Company's revenues for the three months and six months ended June 30, 1998 and 1997, respectively:

                                                SOURCES OF REVENUE
                                                 ($ in thousands)

                                            Three Months Ended June 30,
                                           -----------------------------

                                     1998            %          1997          %
                                     ----            -          ----          -
      Service:
        PPO Services               $ 55,947         44%       $54,295       79%
        Claims Admin & Related       45,981         36             --       --
        Clinical Management
           Services                  11,771         10          4,674        7
        Fee Schedule Services         7,688          6          6,831       10
                                   --------       ----        -------     ----
      Total Service                 121,387         96         65,800       96
                                   --------       ----        -------     ----

      Risk:
         Premiums, Net                4,757          4          2,767        4
         Service                        598         --            267       --
                                   --------       ----        -------     ----
      Total Risk                      5,355          4          3,034        4
                                   --------       ----        -------     ----
      Grand Total                  $126,742        100%       $68,834      100%
                                    =======       ====        =======     ====

                                             Six Months Ended June 30,
                                            ---------------------------

                                     1998            %          1997          %
                                     ----            -          ----          -
      Service:
        PPO Services               $112,602         44%      $105,191       79%
        Claims Admin & Related       93,225         37             --       --
        Clinical Management
           Services                  22,971          9          9,454        7
        Fee Schedule Services        15,054          6         13,130       10
                                   --------       ----        -------      ---
      Total Service                 243,852         96        127,775       96
                                   --------       ----        -------      ---

      Risk:
         Premiums, Net                9,317          3          5,713        4
         Service                      1,331          1            267       --
                                   --------       ----        -------      ---
      Total Risk                     10,648          4          5,980        4
                                   --------       ----        -------      ---
      Grand Total                  $254,500        100%      $133,755      100%
                                   ========       ====        =======      ===

   The growth in revenue during the three months and six months ended June 30, 1998 from the comparable periods of 1997 is primarily attributable to the acquisition of FHC. PPO revenue increased $1,652,000 (3%) and $7,411,000 (7%), respectively, from the same periods of 1997. This growth is primarily the result of additional revenue from FHC clients and increased utilization of the PPO network by existing clients. Claims administration and related represents the majority of FHC revenue earned from processing claims in client-sponsored health care plans. Revenue from clinical cost management services increased $7,097,000 (152%) and $13,517,000 (143%), respectively, for the three months and six months ended June 30, 1998 from the comparable periods in 1997 due primarily to the purchase of FHC. Revenue from fee schedule services increased $857,000 (13%) and $1,924,000 (15%) from the comparable periods in 1997 due primarily to expanded contract activity with several existing clients. Premium revenue increased $1,990,000 (72%) and $3,604,000 (63%), respectively for the three months and six months ended June 30, 1998 from the comparable periods in 1997 due primarily to new client additions. On a sequential quarterly basis, revenue has declined from the first to the second quarter of 1998 as well as from the fourth quarter of 1997 (see FHC Acquisition Status and The Company's Traditional Business for further details). The Company, as well, may be adversely impacted in the third quarter as a result of the General Motors (GM) strike and work stoppage since GM is one of the Company's largest clients.

   Cost of services increased $35,341,000 (172%) and $73,611,000 (188%), respectively, for the three months and six months ended June 30, 1998 from the comparable periods of 1997. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. These costs have increased significantly as a percent of revenue due to the nature of FHC's business. Claims administration is a labor-intensive, high-volume, low-margin business. Cost of services may continue to increase as the Company integrates the FHC business with its traditional cost management operations.

   Selling and marketing costs for the three months and six months ended June 30, 1998 increased $4,987,000 (67%) and $10,615,000 (73%), respectively, from the comparable periods of 1997 due primarily to salaries and training of sales personnel primarily associated with the FHC acquisition but these expenses, as a percentage of revenue, have declined since the third quarter of 1997 as the Company has consolidated traditional FHC sales activities. To a lesser extent, the increase related to commissions paid to agents and third-party administrators by the Company's insurance entities.

   General and administrative costs for the three months and six months ended June 30, 1998 increased $6,854,000 (185%) and $14,316,000 (194%), respectively, from the comparable periods of 1997. This increase is primarily attributable to the operations of FHC as well as growth in the Company's insurance subsidiaries. To a lesser extent, the increase relates to salaries and benefits incurred in the executive and administrative areas of the Company.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 94% and 92%, respectively, for the three months and six months ended June 30, 1998 compared to 74% and 72% for the comparable periods of 1997. The increase relates to medical losses incurred for the Company's stop loss insurance. Due to the small size of this business, this expense is expected to be volatile until the Company can fully integrate its managed care services.

   Depreciation and amortization expenses increased $3,108,000 (94%) and $5,946,000 (93%), respec-tively, for the three months and six months ended June 30, 1998 from the comparable periods of 1997 due primarily to purchases of computer hardware and software as well as the purchase of the Company's Scottsdale facility and amortization of goodwill associated with the FHC and Loyalty acquisitions. Depreciation expense as a percent of revenue remained between 4% and 5%.

   Interest income for the three months and six months ended June 30, 1998 increased $2,371,000 (74%) and $4,141,000 (62%), respectively, for the same periods in 1997 although the amount of cash equivalents and investments has only increased 37% since June 30, 1997 due to the repurchases of the Company's common stock. The increase in interest income is due primarily to the Company investing in longer term investments with higher yields and gains associated with the sale of various investments.

   Interest expense represents interest paid on the revolving credit agreement entered into on July 1, 1997. The interest rate has been approximately 6% since the initial funding under the credit agreement.

   Net income for the three months and six months ended June 30, 1998, increased $1,878,000 (9%) and $4,147,000 (10%), respectively, from the comparable periods of 1997. This increase is due primarily to the revenue growth achieved through the FHC acquisition.

   Diluted net income per common share for the three months and six months ended June 30, 1998 increased 13% to $.36 per share and 14% to $.72 per share, respectively, from the comparable periods of 1997. The increase in net income per common share was favorably impacted by the repurchase of approximately 1,490,000 shares of Company common stock during the first six months of 1998. For the three months and six months ended June 30, 1998, there were approximately 4% fewer weighted average common shares outstanding than during the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had $78,948,000 in working capital at June 30, 1998 compared with working capital of $80,524,000 at December 31, 1997. The decrease is primarily attributable to the repurchase of 1,490,000 shares of Company common stock for a total cost of $36,751,000 during the first six months of 1998. Through the first six months of the year, operating activities provided $56,755,000 of cash. Investment activities used $30,204,000 of cash representing net purchases of investments of $5,903,000 and purchases of fixed assets of $24,128,000. Financing activities used $31,340,000 of cash representing $50,376,000 in purchases of treasury stock (of which $36,751,000 was purchased on the open market) partially offset by $19,036,000 in proceeds from issuance of common stock.

   On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of June 30, 1998, $200 million was outstanding under this facility.

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

   Numerous traditional First Health Strategies clients are currently in their contract renewal phase for January 1, 1999 effective dates. The Company has decided these renewals will occur with significant price increases, particularly for clients that have been paying fees to the Company at unacceptable profit levels. The Company currently anticipates that these actions may result in the potential loss of a significant amount of business. Additionally, the Company is negotiating with current claims administration clients to sell them its PPO, clinical management and pharmacy benefit management (PBM) services to replace the competitive PPO, clinical management and PBM services they may be currently using and the Company is selling stop loss insurance where appropriate. The biggest challenge the Company will be facing in the foreseeable future will be to reduce expenses as quickly as the planned reduction in revenue. The Company's inability to successfully execute on merger and integration plans may have a material adverse impact on the Company's business.

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

YEAR 2000 MATTERS

   The Company believes that it has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modifications and testing process of all significant applications by mid 1999, prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $10,000,000 and is being funded through operating cash flows. Of the total project cost, approximately $3,500,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $6,500,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. The Company expects to receive reimbursement of at least 10% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities.

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

   In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software. The SOP is expected to be adopted in the fourth quarter of 1998.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of SFAS No. 133 on its future accounting and reporting.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II

Item 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of stockholders of the Company on May 19, 1998, all directors of the Company were re-elected. The number of votes cast for and withheld for each director were as follows:

                                                   For               Withheld
                                             ---------------      --------------
             Robert J. Becker, M.D.             26,023,958            722,442
             Michael J. Boskin                  26,023,958            722,442
             Daniel S. Brunner                  26,024,158            722,242
             Robert S. Colman                   26,023,308            723,092
             Ronald H. Galowich                 26,023,958            722,442
             Harold S. Handelsman               26,024,058            722,342
             Burton W. Kanter                   26,024,058            722,342
             Don Logan                          26,023,208            723,192
             Thomas J. Pritzker                 26,023,958            722,442
             David E. Simon                     25,829,208            917,192
             James C. Smith                     26,024,158            722,242

            A proposal to approve the Company's 1998 Directors' Stock Option Plan was approved with 24,015,576 shares cast for, 2,653,504 shares against and 77,320 shares abstaining.

            A proposal to approve the Company's 1998 Stock Option Plan was approved with 22,523,668 shares cast for, 4,068,118 shares against and 92,373 shares abstaining. In addition, there were 62,241 broker non-votes.

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

                            First Health Group Corp.

Dated:      August 10, 1998               /s/James C. Smith
                                          --------------------------
                                          James C. Smith
                                          President and Chief Executive Officer


Dated:      August 10, 1998               /s/Joseph E. Whitters
                                          ---------------------------
                                          Joseph E. Whitters
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)