Form 10-Q
period 1998-09-30
FIRST HEALTH GROUP CORP
filed 1998-11-13
CIK 812910

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1998
                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ________

                       Commission file number 0-15846

                          First Health Group Corp.
                     (formerly HealthCare COMPARE Corp.)
           (Exact name of registrant as specified in its charter)

         Delaware                                         36-3307583
         --------                                         ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

The number of shares of Common Stock, par value $.01 per share, outstanding November 9, 1998 was 60,824,407.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


Part I.  Financial Information                                      Page Number
                                                                    -----------
       Item 1.  Financial Statements
       -----------------------------
       Consolidated Balance Sheets - Assets at  September 30, 1998
        and December 31, 1997 ......................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
        Equity at September 30, 1998 and December 31, 1997 .........     4

       Consolidated Statements of Operations for the three months
        ended September 30, 1998 and 1997 ..........................     5

       Consolidated Statements of Operations for the nine months
        ended September 30, 1998 and 1997 ..........................     6

       Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1998 and 1997 ..........................    7-8

       Notes to Consolidated Financial Statements ..................   9-12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................   13-23
       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk ........................................    23

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K ................    24

Signatures .........................................................    25

Exhibit 11 .........................................................   26-27


PART 1.  FINANCIAL INFORMATION
FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------


ASSETS                                  September 30, 1998   December 31, 1997
                                        ------------------   -----------------
Current Assets:
   Cash and cash equivalents.............  $ 50,272,000         $ 77,836,000
   Short-term investments................     3,486,000            5,999,000
   Accounts receivable, less allowances
       for doubtful accounts of
       $9,853,000 and $10,064,000,
       respectively......................    64,774,000           65,979,000
   Reinsurance recoverable...............    59,577,000          142,553,000
   Deferred income taxes.................    21,700,000           21,700,000
   Other current assets..................    18,336,000           11,790,000
                                           ------------         ------------
   Total current assets..................   218,145,000          325,857,000

Long-Term Investments:
   Marketable securities.................   183,694,000          175,938,000
   Other.................................    35,182,000           26,394,000
                                           ------------         ------------
                                            218,876,000          202,332,000
Property and Equipment:
   Buildings and improvements............    57,295,000           51,914,000
   Computer equipment and software.......    88,971,000           61,542,000
   Office furniture and equipment........    27,316,000           23,131,000
                                           ------------         ------------
                                            173,582,000          136,587,000
   Less accumulated depreciation and
       amortization......................   (77,907,000)         (63,567,000)
                                           ------------         ------------
   Net property and equipment............    95,675,000           73,020,000

Goodwill ................................    99,612,000          104,729,000
Other Assets.............................     6,628,000            1,940,000
                                           ------------         ------------

                                           $638,936,000         $707,878,000
                                           ============         ============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------
Current Liabilities:
   Accounts payable......................  $ 49,403,000          $ 49,342,000
   Treasury stock purchase payable.......    22,146,000                    --
   Accrued expenses......................    35,943,000            45,474,000
   Income taxes payable..................    11,431,000                    --
   Claims reserves.......................    73,855,000           150,517,000
                                           ------------          ------------
   Total current liabilities.............   192,778,000           245,333,000

Long-Term Debt...........................   200,000,000           200,000,000
Other Non-Current Liabilities............     3,411,000             2,938,000
                                           ------------          ------------
   Total liabilities.....................   396,189,000           448,271,000
Commitments and Contingencies............            --                    --
Stockholders' Equity:
   Common stock..........................       765,000               376,000
   Additional paid-in capital............   183,056,000           157,173,000
   Retained earnings.....................   364,815,000           296,140,000
   Unrealized holding gain (loss)
       on marketable
       securities........................    (2,030,000)            3,223,000
   Treasury stock, at cost...............  (303,859,000)         (197,305,000)
                                           ------------          ------------
   Total stockholders' equity............   242,747,000           259,607,000
                                           ------------          ------------

                                           $638,936,000          $707,878,000
                                           ============          ============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1998              1997
                                               -------------      -------------
Revenues .....................................  $125,962,000      $126,194,000
                                                ------------      ------------

Operating expenses:
   Cost of services...........................    57,730,000        57,823,000
   Selling and marketing......................    12,228,000        13,766,000
   General and administrative.................    10,751,000        10,287,000
   Healthcare benefits........................     5,233,000         1,900,000
   In-process research and development........            --        80,000,000
   Depreciation and amortization..............     6,027,000         5,370,000
                                                ------------      ------------
                                                  91,969,000       169,146,000
                                                ------------      ------------

Income (loss) from operations.................    33,993,000       (42,952,000)
Other (income) expense:
   Interest expense...........................     3,122,000         3,013,000
   Interest income............................    (5,721,000)       (3,893,000)
                                                ------------      ------------

Income (loss) before income taxes.............    36,592,000       (42,072,000)

Income taxes..................................   (14,342,000)      (15,816,000)
                                                ------------      ------------

Net income (loss).............................  $ 22,250,000      $(57,888,000)
                                                ============      ============

Weighted average shares outstanding - basic...    62,468,000        63,556,000
                                                ============      ============
Net income (loss) per common share - basic....  $        .36      $       (.91)
                                                ============      ============

Weighted average shares outstanding - diluted.    63,573,000        63,556,000
                                                ============      ============
Net income (loss) per common share - diluted..  $        .35      $       (.91)
                                                ============      ============

                                       5

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 Nine Months Ended September 30,
                                                      1998             1997
                                                 -------------     ------------
Revenues ......................................   $380,462,000     $259,949,000
                                                  ------------     ------------

Operating expenses:
   Cost of services............................    170,436,000       96,918,000
   Selling and marketing.......................     37,481,000       28,404,000
   General and administrative..................     32,439,000       17,659,000
   Healthcare benefits.........................     13,804,000        6,027,000
   In-process research and development.........             --       80,000,000
   Depreciation and amortization...............     18,365,000       11,762,000
                                                  ------------     ------------
                                                   272,525,000      240,770,000
                                                  ------------     ------------

Income from operations.........................    107,937,000       19,179,000
Other (income) expense:
   Interest expense............................      9,467,000        3,013,000
   Interest income.............................    (16,563,000)     (10,594,000)
                                                  ------------     ------------

Income before income taxes.....................    115,033,000       26,760,000

Income taxes...................................    (46,358,000)     (42,370,000)
                                                  ------------     ------------

Net income (loss)..............................   $ 68,675,000     $(15,610,000)
                                                  ============     ============

Weighted average shares outstanding - basic....     63,022,000       65,400,000
                                                  ============     ============
Net income (loss) per common share - basic.....   $       1.09     $       (.24)
                                                  ============     ============

Weighted average shares outstanding - diluted..     64,225,000       65,400,000
                                                  ============     ============
Net income (loss) per common share - diluted...   $       1.07     $       (.24)
                                                  ============     ============

FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998            1997
                                                 --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers..................  $386,470,000    $252,472,000
   Cash paid to suppliers and employees..........  (257,083,000)   (145,765,000)
   Healthcare benefits paid......................    (7,160,000)     (4,636,000)
   Interest income received......................    11,816,000      12,330,000
   Interest expense paid.........................    (7,372,000)     (1,533,000)
   Income taxes paid, net........................   (33,200,000)    (45,764,000)
                                                   ------------    ------------
   Net cash provided by operating activities.....    93,471,000      67,104,000
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments......................  (246,661,000)   (172,576,000)
   Sales of investments..........................   227,800,000     194,314,000
   Acquisition of businesses, net
     of cash acquired............................      (173,000)   (202,802,000)
   Purchase of property and equipment............   (38,165,000)    (24,722,000)
                                                   ------------    ------------
   Net cash used in investing activities.........   (57,199,000)   (205,786,000)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt......            --     200,000,000
   Purchase of treasury stock....................   (84,408,000)   (100,802,000)
   Proceeds from issuance of common stock........    20,572,000       7,539,000
   Proceeds from sale of put options
     on common stock.............................            --      12,300,000
                                                   ------------    ------------
   Net cash provided by (used in)
     financing activities........................   (63,836,000)    119,037,000
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS........   (27,564,000)    (19,645,000)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD......................................    77,836,000      77,439,000
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD..................................  $ 50,272,000    $ 57,794,000
                                                   ============    ============

SUPPLEMENTAL CASH FLOW DATA:
  Acquisition of businesses:
      Fair value of assets acquired..............  $         --    $367,438,000
      Cost in excess of net assets acquired......       173,000      92,109,000
      Fair value of liabilities assumed..........            --    (327,315,000)
      Research and development expenses..........            --      80,000,000
      Future payments on acquisition.............            --      (9,430,000)
                                                   ------------    ------------
      Net cash paid..............................  $    173,000    $202,802,000
                                                   ============    ============
  Non-cash financing activity:
      Treasury stock purchase payable............  $ 22,146,000    $         --
                                                   ============    ============


FIRST HEALTH GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1998           1997
                                                --------------  ---------------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)................................. $68,675,000    $(15,610,000)
                                                   -----------    ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      In-process research and development.........          --      80,000,000
      Depreciation and amortization...............  18,365,000      11,762,000
      Change in provision for uncollectible
        receivables...............................    (211,000)        706,000
      Amortization of bond premiums...............     255,000         850,000
      Tax benefit from stock options exercised....   5,700,000       3,363,000
      Unrealized holding (gain) loss on
        marketable securities.....................   3,655,000      (1,019,000)
      Other, net..................................  (4,495,000)     (1,362,000)

      Changes in Assets and Liabilities
          Net of Effects of Acquired Businesses:
      Accounts receivable.........................   1,416,000      (1,657,000)
      Other current assets........................  (6,546,000)     20,150,000
      Reinsurance recoverable.....................  82,976,000     (12,909,000)
      Accounts payable and accrued expenses.......  (9,470,000)    (15,775,000)
      Claims reserves............................. (76,662,000)     11,482,000
      Income taxes payable........................  11,431,000         578,000
      Goodwill, net of amortization...............   2,597,000              --
      Non-current assets and liabilities..........  (4,215,000)    (13,455,000)
                                                   -----------    ------------

  TOTAL ADJUSTMENTS...............................  24,796,000      82,714,000
                                                   -----------    ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES        $93,471,000    $ 67,104,000
                                                   ===========    ============

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

              Purchase price                                     $196,430,000
              Transaction costs                                     3,000,000
                                                                 ------------
              Total purchase price                               $199,430,000
                                                                 ============
              Purchase price was allocated as follows:
                      Fair value of assets acquired              $ 87,214,000

               Goodwill                                              95,317,000
               In-process research and development                   80,000,000
               Liabilities assumed                                  (40,039,000)
               Liability for restructuring and integration costs    (23,062,000)
                                                                   ------------
                                                                   $199,430,000

        In-process research and development represents projects related to the next generation of FHC's claims processing system. These projects represented FHC's research and development efforts prior to the acquisition, which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued by an independent appraiser using a discounted, risk-adjusted future income approach taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology. The consolidated statement of operations for the third quarter of 1997 included a charge for the purchased research and development which was not deductible for income tax purposes. The Company will incur approximately $10 million in additional development expenditures to make the purchased research and development commercially viable. Such modifications are expected to be completed within 2 to 3 years from the date of acquisition, with a substantial portion of the expenditures being incurred by mid-1999.

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

                                                             Nine Months Ended
                                                            September 30, 1997
                                                            ------------------
               Pro forma:
                   Revenue                                     $379,391,000
                   Net income                                    64,577,000
                   Net income per common share - basic                  .99
                   Net income per common share - diluted                .96

        These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 1997, nor do they purport to represent results of future operations of the merged companies.

3. On May 19, 1998, the Company's Board of Directors authorized a 2-for-1 Common Stock split in the form of a 100% stock distribution. The distribution was made on June 23, 1998 to stockholders of record on June 2, 1998. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

4. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $5,253,000, net of deferred income taxes, for the nine months ended September 30, 1998. The net unrealized loss as of September 30, 1998, included as a component of stockholders' equity, was $2,030,000 net of deferred income taxes. The Company's
        $12,561,000 investment in a limited partnership is carried at cost.
        The current value of the Company's interest in the limited partnership at September 30, 1998, as reported by the partnership, was $14,618,000. In the third quarter of 1995, the Company invested in another limited partnership which invests in equipment which is leased to third parties. This investment of $8.3 million is accounted for on the equity method since the Company owns a 20% interest in a particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $433,000 and $414,000 for the nine months ended September 30, 1998 and 1997, respectively, and is included in interest income. In the second quarter of 1997, the Company made an additional investment of $4.2 million in this limited partnership for a 25% interest in a particular tranche of new equipment. The additional investment is also accounted for on the equity method. The Company's proportionate share of the partnership's income attributable to this tranche for the nine months ended September 30, 1998 and 1997 was $257,000 and $70,000, respectively, and is included in interest income. In the second quarter of 1998, the Company invested an additional $5.7 million for a 25% interest in a particular tranche of new equipment. This additional investment will also be accounted for on the equity method. The Company's proportionate share of the partnership's income for the nine months ended September 30, 1998 was $104,000.

5. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first nine months of 1998, the Company repurchased 3,408,000 shares on the open market for a total cost of approximately $81 million or an average price of $23.78 per share. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. The Company has approximately 5,686,000 shares available for repurchase under its repurchase authorizations as of September 30, 1998. In connection with the exercise of options to purchase 850,000 shares of common stock during the first quarter of 1998, an employee paid the exercise price by delivering to the Company approximately 494,000 of previously owned common stock. These shares were also recorded as treasury shares at cost.

        In connection with its stock repurchase authorizations, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 2,000,000 shares of common stock at prices ranging from $23.50 to $24.00 per share. The outstanding put options expire on various dates between December 16, 1998 and March 17, 1999. During the nine months ended September 30, 1998, 500,000 shares were put to the Company at a total cost of $11,875,000. These shares were recorded as treasury shares, at cost, in the Company's financial statements.

6. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and requires retroactive application to all prior periods presented. In calculating net income per common share, shares increased for diluted net income per common share by 1,105,000 and 1,203,000 for the three and nine months ended September 30, 1998 due to the effect of the grant of stock options. Net income per common share decreased by $.01 and $.02 for the three and nine months ended September 30, 1998. There was no dilutive effect on shares during the three and nine months ended September 30, 1997 since the Company had a net loss for these periods.

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $5,253,000 and a gain $1,308,000 for the nine months ended September 30, 1998 and 1997, respectively, net of related taxes. Total comprehensive income amounted to $63,422,000 and $(14,302,000) for the nine months ended September 30, 1998 and 1997, respectively.

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


FORWARD-LOOKING INFORMATION
---------------------------

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

      Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully integrate FHC (as defined below) into its existing business, successfully implement new contracts and programs, and control healthcare benefit expenses, the Company may not achieve its planned 1999 financial results (discussed below).

RECENT DEVELOPMENTS
-------------------

      On July 1, 1997, the Company acquired all of the outstanding shares of capital stock of FIRST HEALTH Strategies, Inc. and FIRST HEALTH Services Corporation (collectively "FHC"), excluding the stock of Viable Information Processing Systems, Inc., a wholly-owned subsidiary of Services, from First Financial Management Corporation and First Data Corporation for a purchase price of $202 million in cash, subject to a working capital adjustment which resulted in a reduction of the purchase price to approximately $196 million. In connection with the acquisition, which was accounted for as a purchase, the Company recorded a charge to earnings of $80 million for purchased in-process research and development which is not deductible for income tax purposes. In-process research and development relates to the next generation of FHC's claims processing system software which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The research and development acquired will require additional development efforts, estimated to cost $10 million, to become commercially viable. Such modifications are expected to be completed within 2 to 3 years from the date of acquisition, with a substantial portion of the expenditures being incurred by mid-1999.

      On August 30, 1997 the Company acquired Loyalty Life Insurance Company ("Loyalty"), which is licensed to conduct health insurance business in 49 states for a purchase price of approximately $12 million. On October 1, 1996, in anticipation of the acquisition, Loyalty entered into a reinsurance agreement with a former affiliate, National Farmers Union Life Insurance Company ("National Farmers"). Under the terms of the reinsurance agreement, all premiums and deposits received by Loyalty are transferred to National Farmers. Premiums and policy benefits, which are not material in amount, are ceded to National Farmers and shown net of such cessions in the consolidated statements of operations. Reinsurance recoverable and the related claim reserves are reported separately in the consolidated balance sheets. Loyalty continues to have primary liability as a direct insurer for risks reinsured. Loyalty is currently seeking approvals from insurance regulators and policy holders, as necessary, which would permit the legal replacement of Loyalty by National Farmers. Such approvals would release Loyalty from future liability under its existing insurance policies and result in the removal of policy liabilities from the Company's consolidated balance sheets. The Company anticipates receiving the remainder of the approvals in 1999 but there can be no assurance that such approvals will be obtained.

RESULTS OF OPERATIONS
---------------------

      Revenues for the three months ended September 30, 1998 were nearly flat at $125,962,000 compared to $126,194,000 during the same period last year. Revenues for the nine months ended September 30, 1998 increased 46% to $380,462,000 from $259,949,000 during the same period in 1997. The Company's revenues consist primarily of fees for cost management and administrative services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis. The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include an immaterial amount of premium revenue which is reported in the following table under the caption "Risk".

      The following table sets forth information with respect to the sources of the Company's revenues for the three months and nine months ended September 30, 1998 and 1997, respectively:


                                               SOURCES OF REVENUE
                                                ($ in thousands)

                                        Three Months Ended September 30,
                                        --------------------------------
                                       1998         %      1997         %
                                       ----         -      ----         -
         Service:
           PPO Services              $ 55,035      44%   $ 57,418      45%
           Claims Admin & Related      47,119      37      46,332      37
           Clinical Management
              Services                 10,477       8      12,503      10
           Fee Schedule Services        7,843       6       7,201       6
                                     --------    ----    --------    ----
         Total Service                120,474      95     123,454      98
                                     --------    ----    --------    ----

         Risk:
            Premiums, Net               4,666       4       2,437       2
            Service                       822       1         303      --
                                     --------    ----    --------    ----
         Total Risk                     5,488       5       2,740       2
                                     --------    ----    --------    ----
         Grand Total                 $125,962     100%   $126,194     100%
                                     ========    ----    ========    ====


                                        Nine Months Ended September 30,

                                       1998         %      1997         %
                                       ----         -      ----         -
         Service:
           PPO Services              $167,637      44%    162,609      63%
           Claims Admin & Related     140,344      37      46,332      18
           Clinical Management
              Services                 33,448       9      21,957       8
           Fee Schedule Services       22,897       6      20,331       8
                                     --------    ----    --------    ----
         Total Service                364,326      96     251,229      97
                                     --------    ----    --------    ----

         Risk:
            Premiums, Net              13,983       3       8,150       3
            Service                     2,153       1         570      --
                                     --------    ----    --------    ----
         Total Risk                    16,136       4       8,720       3
                                     --------    ----    --------    ----
         Grand Total                 $380,462     100%   $259,949     100%
                                     ========    ====    ========    ====


      Revenue for the three months ended September 30, 1998 was approximately flat compared to the same period of 1997 as the Company has lost a number of traditional First Health Strategies clients (see "FHC Acquisition Status") and, to a lesser extent, some traditional HealthCare COMPARE clients. The growth in revenue during the nine months ended September 30, 1998 from the comparable period of 1997 is primarily attributable to the acquisition of FHC. PPO revenue for the three and nine months ended September 30,

1998 decreased $2,383,000 (4%) and increased $5,028,000 (3%), respectively, from the same periods of 1997. The decrease in the third quarter is primarily due to a loss of business as discussed under "FHC Acquisition Status" and "The Company's Traditional Business". The increase for the nine months ended September 30, 1998 is due primarily to the inclusion of FHC revenue for nine months. Claims administration and related primarily represents FHC revenue earned from processing claims in client-sponsored health care plans. Revenue from clinical cost management services decreased $2,026,000 (16%) and increased $11,491,000 (52%), respectively, for the three months and nine months ended September 30, 1998 from the comparable periods in 1997. The decrease in the third quarter is also due to the loss of business mentioned above. The increase for the nine months ended September 30, 1998 is due primarily to the acquisition of FHC. Revenue from fee schedule services increased $642,000 (9%) and $2,566,000 (13%) from the comparable periods in 1997 due primarily to expanded contract activity with several existing clients. Premium revenue increased $2,229,000 (91%) and $5,833,000 (72%), respectively for the three months and nine months ended September 30, 1998 from the comparable periods in 1997 due primarily to new client additions. On a sequential quarterly basis, revenue declined from the first to the second quarter of 1998 as well as from the second quarter to the third quarter of 1998 (see "FHC Acquisition Status" and "The Company's Traditional Business" for further details).

      Cost of services decreased $93,000 (0.2%) and increased $73,518,000 (76%), respectively, for the three months and nine months ended September 30, 1998 from the comparable periods of 1997. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. These costs have increased significantly on a year-to-date basis due to the nature of FHC's business. Claims administration is a labor-intensive, high-volume, low-margin business. The decrease in cost of services for the three months ended September 30, 1998 is due primarily to the cost cutting measures the Company has initiated during the integration of the FHC business. These costs have increased from the second quarter of 1998 due primarily to additional expenditures incurred to remediate software for Year 2000 compliance in the Company's Services business.

      Selling and marketing costs for the three months and nine months ended September 30, 1998 decreased $1,538,000 (11%) and increased $9,077,000 (32%), respectively, from the comparable periods of 1997. The decrease in the third quarter is due primarily to the consolidation of FHC sales activities into the traditional Company sales activities. The increase on a year-to-date basis is due to the inclusion of nine months of FHC financial results in 1998.

      General and administrative costs for the three months and nine months ended September 30, 1998 increased $464,000 (5%) and $14,780,000 (84%), respectively, from the comparable periods of 1997. This increase is primarily attributable to the operations of FHC as well as growth in the Company's insurance subsidiaries.

      Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 112% and 99%, respectively, for the three months and nine months ended September 30, 1998 compared to 78% and 74% for the comparable periods of 1997. The increase relates to medical losses incurred for the Company's small group and stop loss insurance businesses.

      Depreciation and amortization expenses increased $657,000 (12%) and $6,603,000 (56%), respectively, for the three months and nine months ended September 30, 1998 from the comparable periods of 1997 due primarily to purchases of computer hardware and software as well as the amortization of goodwill associated with the FHC and Loyalty acquisitions. Depreciation expense as a percent of revenue remained between 4% and 5%.

      Interest income for the three months and nine months ended September 30, 1998 increased $1,828,000 (47%) and $5,969,000 (56%), respectively, from the same periods in 1997 although the amount of cash equivalents and investments have decreased 13% since September 30, 1997 due to the repurchases of the Company's common stock. The increase in interest income is due primarily to the Company investing in longer term investments with higher yields and $3.7 million in gains associated with the sale of various investments.

      Interest expense consists of interest paid on the revolving credit agreement entered into on July 1, 1997 to finance the acquisition of FHC. The interest rate has been approximately 6% since the initial funding under the credit agreement.

      Net income (excluding the effects of the 1997 charge for in-process research and development) for the three months and nine months ended September 30, 1998, increased $138,000 (1%) and $4,285,000 (7%), respectively, from the comparable periods of 1997. This increase is due primarily to the revenue growth achieved through the FHC acquisition.

      Diluted net income per common share (excluding the effects of the 1997 charge for in-process research and development) for the three months and nine months ended September 30, 1998 increased 3% to $.35 per share and 11% to $1.07 per share, respectively, from the comparable periods of 1997. The increase in net income per common share was favorably impacted by the total of 4.4 million shares of Company common stock added to treasury during the first nine months of 1998. For the three months and nine months ended September 30, 1998, diluted common shares outstanding decreased 3% and 4%, respectively, from the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company had $25,367,000 in working capital at September 30, 1998 compared with working capital of $80,524,000 at December 31, 1997. The decrease is primarily attributable to the repurchase of 3,908,000 shares of Company common stock for a total cost of $92,929,000 during the first nine months of 1998 ($22,146,000 of which was payable as of September 30, 1998 for trades not yet settled). Through the first nine months of the year, operating activities provided $93,471,000 of cash. Investment activities used $57,199,000 of cash representing net purchases of investments of $18,861,000 and purchases of fixed assets of $38,165,000. Financing activities used $63,836,000 of cash representing $84,408,000 in purchases of treasury stock (of which $58,908,000 was purchased on the open market with the balance being purchased through the exercise of put options and the funding of stock option exercises) partially offset by $20,572,000 in proceeds from issuance of common stock.

      On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of September 30, 1998, $200 million was outstanding under this facility.

      The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

FHC ACQUISITION STATUS
----------------------

      The Company currently estimates that the majority of the integration of the acquisition will continue throughout 1998 and into 1999 in order to properly rationalize the various components of FHC. The Company is focusing First Health Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company has sold several hundred client contracts that do not fit into this niche which represent approximately $20 million in annual revenue. The Company did not receive material consideration for this sale. Additionally, the Company expects to exit certain other service lines that don't fit into this niche. The Company has closed sales and claims pricing locations throughout the country to centralize activities and fully integrate duplicate support and administrative functions.

      The Company is in the final stages of contract renewal with numerous traditional First Health Strategies clients for January 1, 1999 effective dates. The Company has decided that such contracts will include significant price increases, particularly for clients that have been paying fees to the Company at unacceptable profit levels. These actions have resulted in the loss of a significant number of clients. Additionally, the Company is negotiating with current claims administration clients to provide them its PPO, clinical management and pharmacy benefit management (PBM) services to replace the competitive PPO, clinical management and PBM services they may be currently using. In addition, the Company is offering these clients stop loss insurance where appropriate. The Company's biggest challenge in the foreseeable future will be to reduce expenses as quickly as the anticipated reduction in revenue. The Company's inability to successfully execute on merger and integration plans may have a material adverse impact on the Company's business.

THE COMPANY'S TRADITIONAL BUSINESS
----------------------------------

      Throughout 1998, the Company will be responding to the loss of some group health business from current clients, especially in the Federal Employee Health Benefit (FEHBA) area. The Company also anticipates realizing a loss in business from clients that have not instituted more aggressive managed care programs to better control escalating health care costs. As the Company prepares for 1999, it does not anticipate the loss of any meaningful business from its traditional client base.

1999 OUTLOOK
------------

     Currently the Company anticipates that its earnings per share (EPS) growth in 1999 will be approximately 10% and will be driven by:

     PPO growth which is targeted in the high single digit area, which is highly dependent on the receipt of new contracts and implementation of new business, particularly in the workers' compensation area.

     FEE SCHEDULE growth is anticipated to exceed 20% as the workers' compensation business is the Company's fastest growing area. This growth is dependent on the addition of new clients with whom the Company is currently engaged in discussions.

     UTILIZATION MANAGEMENT AND CLAIMS ADMINISTRATION revenue are estimated to decline by more than 10% due to the loss of customers resulting from the Company's renewal strategy of requiring clients to take all services it offers and instituting substantial price increases. Management anticipates that numerous clients that are principally single-sited, such as school districts, hospitals and municipalities will not renew their contracts. Although contract renewals by traditional FIRST HEALTH clients has progressed at a satisfactory rate, certain large clients that the Company had hoped to retain chose not to renew their contracts. Accordingly, the 1999 contract renewal process has not been as successful as originally anticipated.

     RISK BUSINESS revenue is anticipated to decline approximately 10% in 1999 as a result of the Company's implementation of substantial price increases in this area. Consequently, the Company anticipates that certain current clients will not renew their contracts.

     Looking at each of the Company's business segments, management foresees the following:

     Overall revenue growth in 1999 versus 1998 will be modest with a decline in the mid to high single digits in group health revenue driven by a decrease in the number of clients served. However, solid growth in the workers' compensation and public sector business is anticipated.

     The remaining group health business is expected to be more profitable due to the various actions that have been undertaken during the last several months, including implementing an average price increase of approximately 10% on claims administration, displacing competitive PPO networks, streamlining operations and improving efficiency.

     The projected decrease in group health revenue is driven by four factors:
1) anticipated client losses; 2) fewer employers making new managed care commitments in 1998 and reduced new business opportunities resulting in increased price competition; 3) lower retention of the traditional FIRST HEALTH block of business than originally anticipated; 4) delayed start-up and slower ramp-up of some new business.

     On the positive side, the Company expects that the business it has retained will be stable and more profitable than in 1998. The Company has succeeded in narrowing the focus of the FIRST HEALTH business to multi-sited national payers with more standardized requirements than existed at the time of the acquisition. These changes are expected to enable the Company to lower overall costs while improving services, which is anticipated to result in increased profitability.

     WORKERS' COMPENSATION is the Company's fastest growing area and revenue growth in excess of 20% is projected. The Company is negotiating several new contracts and forecasted revenue growth is dependent on the successful completion and implementation of these contracts.

     PUBLIC SECTOR BUSINESS-MEDICAID revenue growth is expected to increase by approximately 15% as a result of numerous contracts the Company is actively pursuing.

YEAR 2000 MATTERS
-----------------

      General
      -------
      The Company has made significant progress on its company-wide Year 2000 (or "Y2K") readiness project, and the project is currently on target to have the Company's significant information technology ("IT") and non-IT systems Y2K ready by the end of 1999. The Company defines a significant system as one which, if not Y2K ready, may have a material adverse impact on its results of operations, revenues, regulatory compliance or relationships with customers, vendors or others. The Company is using both internal and external resources to accomplish its Y2K project objectives. Modification of the source code for the Company's primary group health medical claims processing system has been completed and testing of the modified system has begun. Modification of the source code for the Company's pharmacy claims processing system is continuing and is expected to be completed by the end of 1998. The Company believes that significant IT systems are either currently Y2K ready, will be replaced with systems designed to be Y2K ready, or retired by the end of 1999. As a service provider, the Company's non-IT systems consist primarily of equipment typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems, and the Company does not anticipate any material Y2K problems with the non-IT systems within its control. As part of its Y2K project, the Company is assessing, and developing contingency plans to address the most reasonably likely worst case scenarios from the failure of a significant Company or a material third party system to be Y2K ready.

      Y2K Project
      -----------
      The Company has instituted a corporate-wide Y2K readiness project to identify its IT and non-IT systems which will require modification or replacement and to establish appropriate remediation and contingency plans to avoid an impact on its ability to continue to provide its services. Current plans call for any necessary modifications, replacements and testing to support Year 2000 to be completed before the end of 1999, prior to any anticipated potential impact on the Company's services and operations. The Company's Y2K project is divided into three major sections: 1) IT Software Systems, 2) IT Hardware Systems and, 3) Non-IT Systems. For each major section, the Company has implemented the following five-phase approach:

      1. Inventory Phase.  Inventory of significant systems.

      2. Assessment Phase. Assessment of the vulnerability of significant systems to the Y2K problem and development of correction and contingency plans.

      3. Modification/Replacement Phase. Modification of computer source code, and software, hardware and equipment upgrade, retirement or replacement.

      4. Testing & Validation Phase. Testing (both internally and with third parties) of all modified, upgraded or replaced components and interfaces.

      5. Implementation Phase. Modified, upgraded or replaced components are put into operation.


      The following chart graphically depicts the approximate current state of completion for each phase:

===============================================================================================
                 Inventory   Assessment    Modification or      Testing and      Implementation
                   Phase       Phase      Replacement Phase   Validation Phase       Phase
-----------------------------------------------------------------------------------------------
 IT Software       100%         70%              70%                20%                0%
-----------------------------------------------------------------------------------------------
 IT Hardware       100%         85%              70%                 0%                0%
-----------------------------------------------------------------------------------------------
 Non-IT Systems    100%         25%              0%                  0%                0%
===============================================================================================

      IT Software Systems

      The Company's IT software systems are comprised of both proprietary and commercial third party software applications which can be generally be divided into three categories: 1) database systems, 2) operational systems, and 3) claims administration systems. The Company has completed the inventory phase for all its IT software systems.

      Database Systems. The assessment phase of the Company's database systems is also complete. As part of its ongoing efforts to update and enhance its IT resources, the majority of the Company's database systems currently utilize four digits to represent the year in date data (i.e., 02/02/1998). Consequently, nearly all database IT systems presently being used by the Company were created with the change of millennium in mind and no further modifications are necessary. The testing and validation phase is expected to be completed by the end of the second quarter of 1999.

      Operational Systems. Approximately 70% of roughly 350 operational systems (consisting primarily of third party software applications) have been assessed. Of those assessed, the Company has received assurances from approximately 85% of the third party vendors that their systems are currently Y2K ready. For those systems that may have a Y2K problem, the Company is assessing whether it will modify, upgrade, replace or retire such systems. The operational systems assessment phase expected to be completed by the end of 1998.

      Claims Administration Systems. The Company utilizes a number of different systems to process health benefits claims for its clients. The Company's primary group health and Medicaid medical claims administration system is proprietary to the Company. Utilizing both internal and external resources, modification of the source code for the group health system was completed in the third quarter of 1998. Testing of the modified system also began in the third quarter of 1998. As part of the testing phase, prior to the end of 1998, the Company plans to communicate with clients and other third parties which interface with this system and establish time frames to complete necessary testing and validation. The testing and validation phase is expected to be completed by the end of the second quarter of 1999.

      The Company also licenses a medical claims administration system from a third party vendor, which is used primarily to process claims for the Company's risk clients. The Company has received written assurance that this system was designed and programmed with the Year 2000 in mind, and that all updates and changes to the system continue to be Year 2000 compliant.

      To process pharmacy claims for clients, the Company utilizes a Company-owned proprietary system. Utilizing both internal and external resources, modification of the source code for this system is continuing and is expected to be completed by the end of 1998.

      The Company utilizes a proprietary claims processing system for its government (Medicaid) contracts. Utilizing both internal and external services, modification of the source code for this system is estimated to be completed in early 1999. As part of the testing phase, the Company plans to communicate with clients and other third parties that interface with this system and establish time frames to complete necessary testing and validation. The testing and validation phase is expected to be completed by the end of the third quarter of 1999.

      Additionally, the Company has an agreement with Electronic Data Systems ("EDS") for access to certain EDS systems to enable the Company and EDS to provide certain workers' compensation bill repricing services to Company clients. The Company has received assurances from EDS that it is taking appropriate measures to ensure its systems will not be interrupted by a Y2K problem. The Company and EDS are also working together to ensure Company clients are notified of any EDS system changes and modifications that clients will need to make, and to establish any necessary testing and validation schedules. The testing and validation phase is expected to be completed by the end of the second quarter of 1999.

      IT Hardware Systems
      -------------------
      The Company has completed the inventory phase for its IT hardware systems, and the assessment phase is currently on target to be completed by the end of 1998.


      Non-IT Systems
      --------------
      The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory phase for non-IT systems at the Company's major facilities in Downers Grove, IL, Salt Lake City, UT, Scottsdale, AZ and Sacramento, CA is complete. The Company is currently at the beginning of the assessment phase for its non-IT systems. As part of the assessment phase, the Company is communicating with the owners/landlords of office spaces which the Company leases to determine the Year 2000 readiness of such office space. The Company is also communicating with its significant vendors and suppliers to determine their Y2K readiness and, when possible, obtain written assurances that the Y2K problem will not materially adversely effect their ability to continue to provide supplies or services to the Company.


      Costs
      -----
      The Company estimates the total cost of its Y2K readiness project to be approximately $15,000,000 which will be funded through operating cash flows. Of the total project cost, approximately $5,000,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $10,000,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $9,000,000 (60%) of its total estimated Year 2000 costs. The Company expects to receive reimbursement of at least 10% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities.

      Year 2000 remediation costs represent approximately 15% of the Company's total IT budget and no material projects have been deferred due to the Company's Year 2000 efforts.

      Contingency Plans
      -----------------
      The Company's IT systems interface with numerous clients, medical service providers and regulatory agencies, and failure to correct a material Y2K problem could interrupt business activities and operations and materially adversely affect the Company's results of operations, revenues, regulatory compliance or relationships with customers, vendors or others. Not only must the Company ensure that its own IT and non-IT systems are Y2K ready, but it also must ascertain that the systems of third parties with whom the Company interfaces are both Y2K ready and that their solutions to the Y2K problem are compatible with those of the Company. As the Company assesses the Y2K readiness of its IT and non-IT systems' contingency plans are also being developed to address the most reasonably likely worst case scenarios from the failure of a significant Company or material third party system to be Y2K ready. Contingency plans will continue to be modified and developed as the Company progresses in its Y2K readiness project.

      Projected completion dates for Y2K modifications and testing are based on current best estimates, derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. The Company believes its Y2K project will reduce the uncertainty about the Y2K readiness of its significant customers, vendors and suppliers and, therefore, its ability to continue to provide its services without significant interruptions in its normal business operations. However, due to the general uncertainty inherent in the Y2K problem, in particular the uncertainty of the Y2K readiness of customers and third-party suppliers such as utility and telecommunications companies, the Company is unable to determine at this time whether actual results will differ materially from those anticipated, whether third party systems on which the Company's systems rely will be converted in a timely manner, or that failure by a third party to convert its systems, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its future reporting.

      In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain internal payroll and payroll related costs should be capitalized during the application development stage of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
        Not applicable.

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

                            First Health Group Corp.

Dated:   November 9, 1998        /s/James C. Smith
                                 ---------------------------------------
                                 James C. Smith
                                 President and Chief Executive Officer


Dated:   November 9, 1998        /s/Joseph E. Whitters
                                 ---------------------------------------
                                 Joseph E. Whitters
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)