Form 10-K
period 1998-12-31
FIRST HEALTH GROUP CORP
filed 1999-03-29
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

        {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

                                     OR

       { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                       Commission file number 0-15846

                          First Health Group Corp.
                     (Formerly HealthCare COMPARE Corp.)
           (Exact name of registrant as specified in its charter)

              Delaware                           36-3307583
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
   incorporation or organization)

           3200 Highland Avenue
         Downers Grove, Illinois                    60515
  (Address of principal executive offices)        (Zip Code)


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

  Indicate by check  mark if disclosure  of delinquent  filers pursuant  to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 1999, was approximately $477,695,094. On that date, there were 30,881,299 shares of Common Stock issued and outstanding. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE

  1998 Annual Report to Stockholders..................Parts I, II and IV

  Proxy Statement for the Annual Meeting of
  Stockholders scheduled to be held on
  May 18, 1999...........................................Parts I and III



                                    PART I


  Item 1.Business

    General

    First Health Group Corp., together with its subsidiaries hereinafter collectively referred to as the "Company" or "First Health", is a full-service national health benefits company. The Company specializes in serving large, national employers with a single source for their group health programs -- providing comprehensive, cost-effective and innovative solutions for all the health benefits needs of their employees nationwide. Through its workers' compensation service line, the Company provides a full range of auto managed care and workers' compensation services for insurance carriers, state insurance funds, third party administrators and large, self-insured national employers. Through its First Health Services service line, the Company provides services to various state Medicaid and entitlement programs for claims administration, pharmacy benefit management programs and medical management and quality review services.

    The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and its telephone number is (630) 241-7900.

    Recent Developments

    On May 19, 1998, the Company's Board of Directors authorized a 2-for-1 Common Stock split effected in the form of a 100% distribution. The 2-for-1 split was payable on June 23, 1998, to stockholders of record on June 2, 1998. Stockholders received one additional share of Common Stock for each share held of record. The stock split is intended to result in a wider distribution and ownership of First Health's stock by enhancing liquidity and making the stock more attractive to a broader range of investors. The Company's last stock split, a 2-for-1, was in the second quarter of 1991.

    December 1, 1998, the Company's Board of Directors approved the repurchase by the Company of up to an additional 15,000,000 shares or approximately 26% of its outstanding common stock. From August 1996 through December 31, 1998, the Company has repurchased approximately 18.4 million of its shares. The Company may utilize working capital or capacity under its existing $350 million credit facility to purchase shares. At February 28, 1999, the Company had approximately 12.8 million shares remaining under this authorization.

  Strategy

    First Health assists its group clients through an integrated health benefits system that promotes the well-being and satisfaction of participants while positively impacting an organization's medical cost trends through:

    *  Single source accountability;
    * 24-hours-a-day, 7 days-a-week availability to help participants become more informed health care consumers;
    * A broad national network of quality, cost-effective health care providers--wherever care is needed;
    *  Timely service before, during and after care is delivered; and
    * Services for lowering costs for medical care outside of the Company's PPO network.

    Its various medical review programs help First Health's clients manage the number of units of medical services (volume) while its PPO products help First Health's clients manage the cost of those units of service (price). Through its OUCH System capabilities, the Company provides workers' compensation bill review services nationally. These services are coupled with the Company's review programs and PPO networks in order to provide a comprehensive product offering in the workers' compensation arenas where, in recent years, medical costs have been rising faster than in the group health arenas. Through First Health Services, the Company provides claims administration, pharmacy benefits management and medical management and quality review services to public sector payors such as state Medicaid and state entitlement programs.

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

    The Company's acquisition of small indemnity insurance companies in 1996 and 1997 has enabled the Company to expand its product offering to leverage its managed care assets of The First Health Network and its clinical management services. The introduction of new products will allow the Company to provide a national HMO-like product for self-insured ERISA plans and stop-loss insurance products.

    Through the acquisition of First Health in July 1997, the Company believes it has rounded out the range of services necessary to offer a full spectrum of integrated managed care products to clients and prospective clients for claims processing services and managed care services such as PPO, risk and medical management services.

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

    First Health offers numerous programs designed to help payers of health care control their medical costs. Unlike HMOs, clinical management and PPO companies typically do not underwrite health insurance or assume related risks. Clinical management and PPO services have been offered on a commercially significant scale for the last ten years by independent firms which are engaged primarily in providing these types of services. The industry is currently highly fragmented with numerous independent firms providing medical utilization review and PPO services, primarily on a regional or local level. In addition, a growing number of health insurance carriers, HMOs and third party administrators have established internal clinical management and PPO departments. However, due to the tremendous resources required to develop an exclusive PPO network, these organizations have not had nearly the same success in establishing a national PPO network as the Company.

    In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. Though such medical costs represent only about 5% of total health care expenditures, the increase in costs is significant for employers and insurance carriers and have risen more than 1000% since 1970. First Health and4certain other cost management firms offer numerous programs designed to control escalating medical expenses and indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service and the quality of that service, and helping the employee return to productive employment. In addition, bill review services are applied on a national basis in the 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. Additionally, at least 30 states have adopted legislation that enables workers' compensation managed care services, and legislation has been proposed in other states. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

   PPO Services - The First Health Network

    Established in 1983, The First Health Network, also known as The AFFORDABLE Medical Network, develops and manages payer-based PPO networks throughout the country that incorporate both group health and workers' compensation medical providers. This is the largest area of the Company's business. The networks consist of hospitals, physicians and other health care providers who offer their services to clients at negotiated rates in order to gain access to a growing national client base.

    The   Company's  hospital   network,  as   of  March   1999,   includes
  approximately 3,200 hospitals in 49  states, the District of Columbia and
  Puerto Rico.   In each  case, rates  are individually negotiated  for the
  full  range  of  hospital   services, including  hospital  inpatient  and
  outpatient  services.  In  addition,  the  Company   has  established  an
  outpatient care network (OCN) comprising approximately 290,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 49 states, the District of Columbia and Puerto Rico.

    During the last 10 years, the Company incurred substantial expense in expanding its PPO networks. The expansion has occurred in the number of health care providers within existing areas and in the number of networks throughout the country. The Company has expanded the number of hospital networks not only in major metropolitan markets, but also in targeted secondary and tertiary markets; many of the hospital and OCN providers that have been added during the past few years have been in these areas. Management expects to continue to incur significant expenses to further expand its hospital and outpatient care networks, particularly in secondary and tertiary markets and believes that its investment in developing these markets significantly differentiates it from competitors.

    The following table sets forth information with respect to the approximate number of participating providers in The First Health Network at the end of each of the past five years:

                                                  December  31,
                                     ----------------------------------------
                                     1994     1995     1996     1997     1998
                                     ----     ----     ----     ----     ----
Number of Hospitals in Network       1,900    2,100    2,320    2,650    3,220
Outpatient Care Network Providers  150,000  181,000  207,000  231,000  288,000


    The First Health Network was developed in response to the needs of the Company's national client base. These clients provide the leverage necessary to enable First Health to negotiate favorable rates with providers throughout the country. The First Health client base includes a diverse group of health care payers, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The Company believes the amalgamated buying leverage of these clients provides it with strength in negotiating PPO contracts with current and prospective health care providers.

    Compensation. As a fee for developing and managing PPO networks, in virtually all cases, the Company charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract and out-of-pocket benefit copayments.

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

    In addition, health care cost data analysis services are available to the Company's clients for a fee on a stand-alone basis. These services provide clients with in-depth customized information concerning their health care cost and utilization experience. Using its internally developed proprietary software, the Company analyzes its clients' health care claims information and benefit plans in order to provide each client's specific health care cost profile and evaluate appropriate cost management programs. This software also allows the Company to simulate how changes in a benefit plan's structure will change the overall cost of a benefit program. The Company also provides clients with customized software products to allow further analysis of health care cost issues.

  Claims Administration Capabilities

    The Company provides "one-stop shopping" for employers offering indemnity, PPO and point of service plans through its core competency of claims administration and customer service. The Company provides clients with an integrated package of health care benefits administration services, including:

  * medical, disability, dental and vision claims processing
  * utilization management and case management
  * national PPO network arrangements
  * prescription drug plan administration and network management
  * COBRA administration
  * Flexible Spending Account administration
  * stop-loss brokerage
  * data analysis

    The Company's claims administration product is a sophisticated, technologically advanced claims processing, tracking and reporting system. A majority of this processing is performed by the Company's fully integrated and proprietary system, known as The Act System. ACT was developed completely in-house by First Health through its acquisition in July, 1997 and is owned entirely by the Company. ACT supports a broad range of benefit programs, including medical care, prescription drugs, long-term disability, short-term disability, FLEX accounts, vision care and dental care. Additionally, in order to enhance the Company's claims processing capabilities, the Company is in the process of enhancing the ACT system. The Company currently estimates that these development efforts will significantly enhance and improve upon the capabilities of ACT and these efforts are expected to cost in total approximately $15 million to become commercially viable. Such modifications are expected to be completed in the next 1 to 2 years, with a substantial portion of the expenditures being incurred during 1999.

    The system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange ("EDI"), rapid and responsive customer service, automatic tracking of annual, lifetime, per-case, and floating maximums, and full integration with all other First Health departments and services. This integration benefits clients since the Company can analyze claims data as well as clinical management data and network usage data. This analysis enables the Company to provide comprehensive management reports that can impact medical costs. In addition, because First Health's claims system is an on-line, "real time," interactive system, clients can expect member issues to be minimized because claims can be paid promptly and accurately.

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

  The system incorporates advanced technologies available, including:

       * Online reporting and data retrieval capabilities

                      After a claim is entered into the system, it verifies
         eligibility, applies appropriate deductibles, adjudicates the claims against predetermined negotiated or usual and customer guidelines, matches precertification, searches for previous history of coordination of benefits, and presents final adjudication information to the benefit examiner for his or her approval. Once the benefit examiner has reviewed and approved the information on the screen, the system generates a check and explanation of benefits that evening, which are mailed the next day.

       * Electronic Data Interchange (EDI)

                      First Health contracts with several commercial claims clearinghouses to gather EDI claims from providers. Providers transmit claims to one of these clearinghouses. The clearinghouses then batch claims destined for First Health and forwards them to the Company each day. Performing these functions electronically enhances efficiency and accuracy.

       * Tracking of annual, lifetime and floating maximums

                      When a new client is loaded onto the system, the Company will transfer claims history from the previous administrator. The system tracks benefit maximums on-line for every participant. When an individual has reached a specified maximum, the system will automatically reduce the benefit payment as specified in each client's plan document.

       * Responsive and comprehensive customer service capabilities

                      The integration inherent in First Health On-Call enables the participant to access all claims information including claims history, eligibility, deductibles and maximum accumulations, as well as Explanation of Benefit (EOB) information through the round-the-clock, toll-free number.

    These advanced technologies enable First Health's system to support a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, Consolidated Omnibus Budget Reconciliation Act (COBRA), Health Insurance Portability and Accountability Act (HIPAA), long- and short-term disability, and flexible spending accounts.

       Clinical Management Services

    First Health provides centralized clinical management programs (utilization review and medical case management services) from its headquarters in Downers Grove, Illinois, and Scottsdale, Arizona, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. First Health also has a nationwide network of consulting physicians in various specialties. Historically, First Health charged its clients a "capitated fee," i.e., a fixed monthly fee for each participant (excluding covered dependents) in a client-sponsored health care plan, plus an hourly fee for case management. The amount of the capitated fee varies depending on the size of the client and the number and type of review programs selected by the client. Several years ago, the Company began selling its clinical management services coupled with its PPO services. As a result, the fee is an "add-on" to the PPO fee. For other medical consulting services, the Company charges fees on an hourly basis rather than a capitated basis.

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

    Upon completion of the review, First Health notifies the participant, the attending physician and other affected providers of the outcome of the review. It also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the client's benefit plan. First Health does not practice medicine and its services are advisory in nature. All decisions regarding the payment or denial of benefits and about eligibility or coverage under the benefit plan are made only by the claims administrator. All decisions regarding the patient's medical treatment are made by the patient and the patient's attending physician, not by First Health.

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

    24/7 Health Information Line. This is a 24-hour-a-day, 7-day-a-week service that ties together the full range of First Health's programs by providing participants with a single source for guidance through the health care delivery system. The services of this program include:

    *  Helping members obtain answers to general medical questions;
    *  Assisting members to make informed health care decisions;
    *  Locating appropriate network providers;
    *  Facilitating communication between providers and members;
    * Identifying patient situations that may be appropriate for referral to clinical management services;
    *  Initiating pre-certification for medical and mental health care;
    *  Answering claims questions and inquiries; and
    *  Answering pharmacy program questions or referrals.

    This service is offered to clients who participate in the full range of network and clinical management programs.

    Other Clinical Management Programs:

    *  Managed Surgical Opinion          *  Prospective Chiropractic Review
    *  Mental Health Review Services     *  Maternity Risk Assessment

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

  Benefit Plan Recommendations

    Clients can take various steps in benefit plan design that will help accomplish the goal of managing long-term health care costs. The client's ability to accomplish this goal through First Health is contingent on:

  * Reasonable incentives or disincentives for plan participants to comply with the notification procedures and clinical management recommendations of First Health. Because early notification is essential to effective case management, these incentives help ensure not only cost effectiveness but quality outcomes.

  * An effective benefit differential between in-network and out-of-network services of at least 10% for inpatient and outpatient services, to include annual stop-loss provisions sufficiently large so as to reinforce copayment/coinsurance differentials.

  * Coverage for travel and organ-donor costs for services at network transplant providers, and coverage of well-baby care for participation in the maternity screening services.

  * Distribution to all plan participants of a First Health identification card, including the toll-free health information line, prior to the implementation date. Because the toll-free number is such an integral part of the program, the more familiar the participant is with the number, the more likely he or she is to use it -- and the sooner the client will begin realizing cost savings.

  * A program of effective communication to plan participants about First Health programs at least semi-annually. Well-planned, timely communication increases participant satisfaction and compliance significantly.

  Information System

    Management of First Health believes its interactive, on-line computer-based information system has been a major factor in its ability to provide clients with comprehensive healthcare information. First Health's proprietary software programs record and access patient and provider information. This allows Company personnel to access utilization norms and standards as part of the review process or to analyze cost data in negotiating reimbursement rates with health care providers. First Health's proprietary software generates extensive internal reports to supplement the review process by informing reviewers when specific follow-up activities, such as case management screening, are required to be performed by First Health personnel.

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

  Bill Review Using the OUCH System

    The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Since all of these functions are consolidated and automated, they reduce paperwork and costs associated with claims processing and are highly cost effective for larger workers' compensation entities who generally process in excess of 500,000 bills annually. Since these system capabilities are integrated with its utilization management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry. This workers' compensation program was introduced in California in 1986.

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

    Bill review decreases workers' compensation payers' administrative costs because First Health maintains virtually all aspects of the program.

   First Health offers three variations of the bill review program:

    *  Systems Lease:       The systems technology is brought to the
                            client's office where their staff performs
                            bill review.
    *  Service Bureau:      Bills are sent to First Health's processing
                            centers and First Health keys the bills and performs bill review.
    *  EDI Service Bureau:  Clients electronically transmit key data elements to First Health and First Health performs bill review.

    Compensation.     The  Company  generally   receives  an  agreed   upon
  percentage of total savings generated for clients through bill review plus a per-bill fee, including provider network discounts, adjustments to
  applicable  billing  rules  and  regulations  and  utilization   reviews.
  Savings are generally calculated as the difference between the amount medical providers bill the payer clients and the amount First Health recommends for payment.

    Customers and Marketing

    First Health primarily markets its services to national multi-sited direct accounts, including self-insured employers, government employee groups and multi-employer trusts. In addition, First Health markets its services to and through group health and workers' compensation insurance carriers. The following are representative customers of First Health:

  American International Group        NALCO Chemical Company
  Boilermakers National Health        National Association of Letter Carriers
   and Welfare Fund                   Norwest Corporation
  CNF Transportation, Inc.            State Farm Mutual Automobile
  ConAgra, Inc.                       Insurance Company
  Eaton Corporation                   Tandy Corporation
  General Motors Corporation          Texas Instruments Employees' Health
  Hewlett-Packard Company             Benefits Trust
  Hartford Financial Services, Inc.   The RETA Trust
  Kemper National Services            The Sherwin-Williams Company
  Liberty Mutual Insurance Company    Travelers Property Casualty
  McDonald's Corporation              Walgreen Co.


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

    The Company acquired American and Loyalty in order to obtain the infrastructure and licenses to enable the Company to leverage its managed care assets into various medical plans for multi-sited employers. The medical plans are expected to provide HMO-like performance for self-funded ERISA plans and stop-loss insurance products.

    The Company's product promotes the continuity of care through a single point of entry into the health care delivery system. By calling, employees can obtain information on all aspects of their health benefit program. This includes information ranging from preventive care and claims status, to inquiries regarding network providers and benefit plan coverage.

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

  Stop-loss Insurance

    The Company's stop-loss insurance capabilities through its wholly-owned insurance companies allow another dimension to First Health's ability to serve as an integrated single source for managed care needs. Because First Health's stop-loss rates are based on the savings and value generated through the Company's various services, First Health is able to offer competitive rates and policies. The Company can offer multiple-year rate guarantees that include fixed-percent increases and that are based upon loss results. Stop-loss policies are written through the Company's wholly-owned insurance subsidiaries. Policies can be written for either specific or aggregate stop-loss insurance.

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

  First Health Services Overview

    First Health Services ("Services") provides value-added automation, administration, payment, and health care management services for public sector clients. Services provides: 1) Pharmacy Benefit Management, which manages pharmacy benefit plans for managed care organizations, HMOs, Insurers, Specialty & Elderly Rx programs, Medicaid programs, state-funded specialty programs, and self-funded employers; 2) First Mental Health, which provides psychiatric utilization review, long-term care review and quality of care evaluation services for state government clients; and 3) Fiscal Agent, which administers state Medicaid health plans and other state funded health care programs.

    First Health has been able to leverage its Medicaid fiscal agent expertise, its base of experience in the public sector and its client relationships with over 20 state governments, to provide new products and services as the public sector health programs (including Medicare and Medicaid) move toward managed care.

  Pharmacy Benefit Management (PBM)

  Services' PBM service line is one of the largest PBMs in the country. Services' PBM business provides a full range of services, including: pharmacy point-of-sale ("POS") eligibility verification and claims processing; provider network development and management; disease state management programs; prospective and retrospective drug utilization reviews ("DUR"); provider profiling; formulary development; manufacturers' rebate administration; and RxPert, a proprietary database and decision support system for pharmacy utilization monitoring and plan management.

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

    Services provides clinical Drug Utilization Review services. The primary objective of DUR is to provide pertinent health-related information to providers to assist in the clinical management of their patients. Services' DUR programs operate at the individual patient level and are defined as follows:

  * Prospective  DUR.    On-line  real-time  DUR  alert  messaging  to  the
    pharmacy which operates as part of the POS claims adjudication process; occurs before prescription is filled.

  * Retrospective  DUR.   Computer-generated patient  profiles  identifying
    trends or patterns of drug use; occurs after prescription is filled.

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


  Fiscal Agent

    Services' Fiscal Agent service line provides customers with full fiscal agent operations and systems maintenance and enhancement. Under this product line, Services provides eligibility verification and ID card issuance, health care claims receipt, resolution, processing and payment, provider relations, third party liability processing, financial reconciliation functions and client reporting. Customers of Services include state Medicaid agencies, state departments of human services, departments of health and managed care organizations serving Medicaid populations. Fiscal Agent administrative services may also be procured to support other government programs, such as state employee benefit plans, early intervention programs, or other health care initiatives. Typically, Fiscal Agent systems are modified to meet specific states' program policy and administration requirements, and services are offered for all claim types.

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

    Contract for state funded health care programs, in addition to the Medicaid fiscal agent contracts above, include the following:

    * Health Benefits Management. Education, outreach, enrollment and call-center services for the Missouri Managed Care Program known as MC+. MC+ is a phased-in transition of member Medicaid population into a managed care environment. Services contacts Medicaid recipients, educates them on HMO options available, and enrolls them into the member selected MCO plan.

    * City Early Intervention Programs. A legislated entitlement program designed to provide managed care services from birth to age two for children who exhibit a disability or delay that is cognitive, physical, communicative, social, emotional or adaptive, irrespective of financial resources.

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

  Integrated Managed Care Products

    The Company has introduced a number of new services during the last few years that incorporate various features of First Health's clinical management and PPO services in order to provide clients increased opportunities for medical cost savings. Common characteristics of these new services include:

    *  More aggressively managed provider networks.
    *  More aggressive risk sharing financial arrangements with providers.
    *  Improved communication and linkage with members and participants.
    *  Longer term contracts with providers.
    *  Intensive medical case management intervention.

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

    The goals of The National Transplant Program include:

    * Enhancing quality of care and favorable outcomes through case management and direction of patients to a selected number of transplant programs that meet stringent quality and performance standards;
    * Reducing health care costs by contracting a cost-effective package rate with high quality transplant centers that have a proven performance record of desirable outcomes;
    * Improving predictability of transplant costs by establishing fixed fees that share risk with the providers and spread payment out over a one-year period.

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

    The Company has developed a program to more effectively address both client objectives for, and drawbacks to, current approaches. In addition to coordinating the course of treatment and controlling costs and utilization, the objectives of the Company's Point of Service Program are to:

    * Encourage the use of primary care network providers as the first course of treatment and network providers, in general, as required;

    * Provide early case identification of complex or chronic patients who could benefit from case management intervention; and,

    * Maintain the element of choice for the patient's selection of their physician.

    Year 2000 Matters

       See Management's Discussion and Analysis of Financial Condition  and
  Results  of  Operations   in  the   Company's  1998   Annual  Report   to
  Stockholders.  Such information is incorporated herein by reference.

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

    Employees

    As of December 31, 1998, First Health had approximately 4,000 employees, including approximately 1,900 employees involved in claims processing and related activities; 650 employees in various clinical management and quality assessment activities; 500 employees in information systems; 230 employees in sales and marketing and the remainder involved with accounting, human resources, facilities, and other administrative, support and executive functions. First Health also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by First Health to render consulting services. None of the Company's employees are presently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

  Item 2. Properties

    First Health owns four office buildings consisting of an aggregate of approximately 465,000 square feet of space. One is in Downers Grove, Illinois where the Company is headquartered, and the other three are in West Sacramento, California; Houston, Texas and Scottsdale, Arizona. Additionally, the Company leases significant office space in the Salt Lake City, Utah; Milwaukee, Wisconsin; Richmond, Virginia; Pittsburgh, Pennsylvania; Boise, Idaho; and the Los Angeles, California area. Additionally, the Company has numerous other smaller locations throughout the nation.

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

  Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.


                    Executive Officers of the Company

  Name                    Age     Position
  ----                    ---     --------
  James C. Smith           58     President and Chief Executive Officer

  Daniel Brunner           55     Executive Vice President,
                                  Government Affairs

  Mary Anne Carpenter      53     Executive Vice President, Service Products

  A. Lee Dickerson         49     Executive Vice President, Provider Networks

  Patrick G. Dills         45     Executive Vice President, Sales

  Ronald H. Galowich       63     Secretary

  Lottie A. Kurcz          44     Senior Vice President, Strategic
                                  Business Development

  Jerry L. Seiler          58     Controller

  Susan T. Smith           48     General Counsel, Assistant Secretary

  Joseph E. Whitters       40     Vice President, Finance and
                                  Chief Financial Officer

  Edward L. Wristen        47     Executive Vice President,
                                  Chief Operating Officer


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

    Edward L. Wristen joined First Health in November, 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April, 1991. In February, 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January, 1995, Mr. Wristen became Executive Vice President, Risk Products. In September 1998, Mr. Wristen became Chief Operating Officer. Prior to joining First Health, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March, 1989 to November, 1990. From February, 1987 to February, 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

    The Company's officers serve at the discretion of the Board of Directors.

                                    PART II

  Item 5.Market  for Registrant's  Common  Equity and  Related  Stockholder
  Matters.

    The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since the Company's corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of holders of record of the Common Stock is set forth under "Common Stock" in the Company's 1998 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 1998 Annual Report to Stockholders. All such information is incorporated herein by reference.

  Item 6.Selected Financial Data.

    Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference.

  Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operation.

    The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    The disclosures about Market Risk required by this item are contained in the Company's 1998 Annual Report on page 22 and are incorporated herein by reference.

  Item 8.Financial Statements and Supplementary Data.

    The financial statements required by this item are contained in the Company's 1998 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

    Financial Statements:                                       Page No.

    Report of Independent Auditors                                 27

    Consolidated Balance Sheets as of                              28
       December 31, 1997 and 1998

    Consolidated Statements of Operations for the Years Ended      29
       December 31, 1996, 1997 and 1998

    Consolidated Statements of Comprehensive Income for the Years  29
       Ended December 31, 1996, 1997 and 1998

    Consolidated Statements of Cash Flows for the                  30-31
       Years Ended December 31, 1996, 1997 and 1998

    Consolidated Statements of Stockholders' Equity for the        32-33
       Years Ended December 31, 1996, 1997 and 1998

    Notes to Consolidated Financial Statements                     34-43


  Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


  Item 10.  Directors and Executive Officers of the Registrant.

    Certain information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Company" in Part I. Other information regarding the Company's executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement"), and such information is incorporated herein by reference.

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


                                   PART IV


  Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a)  The following documents are filed as part of this report:

            (1) The Index to Financial Statements is set forth on page 28 of this report.

            (2) Financial Statements Schedules:
                Schedule II  -  Valuation and Qualifying Accounts and
                                Reserves.
                Schedule IV -  Reinsurance

            (3) Exhibits

         (b) Report on Form 8-K:


         The Company did not file a current report on Form 8-K during the fourth quarter of fiscal 1998.


                       First Health Group Corp.
      Schedule II - Valuation and Qualifying Accounts and Reserves
              Years Ended December 31, 1998, 1997 and 1996



                                      Additions
                         Balance at   Charged to      Adjustments    Balance at
                          Beginning   Costs and          and           End of
Description               of Period    Expenses       Charge-offs      Period
-----------              ----------   ----------      -----------   ----------
Year Ended
  December 31, 1998:

Allowance for Doubtful
  Accounts              $10,064,000  $   897,000     $    190,000  $11,151,000
                         ==========   ==========      ===========   ==========
Accrued Restructuring
  Expenses              $28,166,000  $        --     $(12,863,000) $15,303,000
                         ==========   ==========      ===========   ==========


Year Ended
  December 31, 1997:

Allowance for Doubtful
  Accounts              $ 2,573,000  $ 9,799,000 (1) $ (2,308,000) $10,064,000
                         ==========   ==========      ===========   ==========
Accrued Restructuring
  Expenses              $ 1,141,000  $26,036,000 (2) $    989,000  $28,166,000
                         ==========   ==========      ===========   ==========


Year Ended
  December 31, 1996:

Allowance for Doubtful
  Accounts              $ 2,807,000  $ (200,000)     $  ( 34,000)  $ 2,573,000
                         ==========   ==========      ===========   ==========
Accrued Restructuring
  Expenses              $ 1,436,000  $   69,000      $  (364,000)  $ 1,141,000
                         ==========   ==========      ===========   ==========



(1) Additions include $5,453,000 of allowance for doubtful accounts which were included in the purchase accounting adjustments related to the acquisition of FHC, not charged to expenses.

(2) Additions include $26,036,000 of accrued restructuring expenses which were included in the purchase accounting adjustments related to the acquisition of FHC, not charged to expenses.

                              First Health Group Corp.
                              Schedule IV - Reinsurance
                     Years Ended December 31, 1998, 1997 and 1996

                                                                                          Percentage
                                                 Ceded            Assumed                 of Amount
                                Gross           to Other         from Other       Net      Assumed
                                Amount         Companies         Companies      Amount     to Net
                            -------------   ---------------     -----------   -----------   ----
Year ended 12/31/98:

Life insurance in force:   $  585,037,000  $   (545,305,000)   $         --  $ 39,732,000    --%
                            =============   ===============     ===========   ===========   ====
Premiums:
 Life insurance                 8,845,000        (8,442,000)         54,000       457,000    12%
 Accident and health
  insurance                    19,539,000        (3,044,000)      2,039,000    18,534,000    11%
                            -------------   ---------------     -----------   -----------   ---
Total premiums             $   28,384,000  $    (11,486,000)   $  2,093,000  $ 18,991,000    11%
                            =============   ===============     ===========   ===========   ====


Year ended 12/31/97:

Life insurance in force:   $1,507,194,000  $ (1,470,903,000)   $  1,151,000  $ 37,442,000     3%
                            =============   ===============     ===========   ===========   ====
Premiums:
 Life insurance                 7,424,000        (7,104,000)         94,000       414,000    23%
 Accident and health
  insurance                    11,046,000        (2,859,000)      2,147,000    10,334,000    21%
                            -------------   ---------------     -----------   -----------   ---
Total premiums             $   18,470,000  $     (9,963,000)   $  2,241,000  $ 10,748,000    21%
                            =============   ===============     ===========   ===========   ====

Year ended 12/31/96:

Life insurance in force:   $   26,915,000  $    (13,804,000)   $ 18,071,000  $ 31,182,000    58%
                            =============   ===============     ===========   ===========   ====
Premiums:
 Life insurance                   360,000          (149,000)         59,000       270,000    22%
 Accident and health
  insurance                    14,107,000        (7,643,000)      1,172,000     7,636,000    15%
                            -------------   ---------------     -----------   -----------   ----
Total premiums             $   14,467,000  $     (7,792,000)   $  1,231,000  $  7,906,000    16%
                            =============   ===============     ===========   ===========   ====

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

                           FIRST HEALTH GROUP CORP.

                           By:  /s/James C. Smith
                           James C. Smith, President
                           and Chief Executive Officer

  Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999:

         Signature                            Title
  ---------------------------           -------------------------------------
  /s/Thomas J. Pritzker                 Chairman of the Board
  Thomas J. Pritzker

  /s/James C. Smith                     President, Chief Executive Officer,
  James C. Smith                        Director (Principal Executive Officer)

  /s/Joseph E. Whitters          *      Chief Financial Officer
  Joseph E. Whitters                    (Principal Financial Officer)

  /s/Jerry L. Seiler             *      Controller
  Jerry L. Seiler                       (Principal Accounting Officer)

  /s/Ronald H. Galowich          *      Secretary
  Ronald H. Galowich                    Director

  /s/Michael J. Boskin           *      Director
  Michael J. Boskin

  /s/Burton W. Kanter            *      Director
  Burton W. Kanter

  /s/David Simon                 *      Director
  David Simon

  /s/Daniel Brunner              *      Executive Vice President, Government
  Daniel Brunner                        Affairs, Director

  /s/Robert S. Colman            *      Director
  Robert S. Colman

  /s/Harold S. Handelsman        *      Director
  Harold S. Handelsman

  /s/Don Logan                   *      Director
  Don Logan

  * By:  /s/ Joseph E. Whitters
         Joseph E. Whitters, Attorney in Fact

  INDEPENDENT AUDITORS' REPORT



  Board of Directors and Stockholders
  First Health Group Corp.
  Downers Grove, IL  60515

  We have audited the consolidated financial statements of First Health Group Corp as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon, dated February 19, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



  DELOITTE & TOUCHE LLP

  Chicago, Illinois
  February 19, 1999

                            INDEX TO EXHIBITS

  Exhibit No.                        Description


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

  10.1 - 10.24.    Omitted

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

  Exhibit No.                        Description


  10.55-10.68.     Omitted

  10.69.           Second  Restatement  of  the  HealthCare  COMPARE  Corp.
                   Retirement Savings Plan. {10.69} (14)

  10.70. HealthCare COMPARE Corp. Director's Option Plan dated May 23, 1991. {10.70} (14)

  10.71.           HealthCare  COMPARE   Corp.  Stock   Option  Plan   (for
                   employees of OUCH). {10.71} (14)

  10.72. - 10.75.  Omitted

  10.76. Employment Agreement dated as of July 1, 1993 by and between COMPARE and Daniel S. Brunner. {10.76} (15)

  10.77.- 10.89.   Omitted

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

  Exhibit No.                        Description

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

  10.104.          Employment  Agreement   dated  July   1,  1997   between
                   HealthCare COMPARE  Corp. and Susan  T. Smith.  {10.104}
                   (22)

  10.105.          Employment  Agreement   dated  July   1,  1997   between
                   HealthCare COMPARE Corp. and A. Lee Dickerson.  {10.105}
                   (22)

  10.106.          Employment  Agreement  dated  April  29,  1997   between
                   HealthCare COMPARE Corp. and Patrick G. Dills.  {10.106}
                   (22)

  10.107.          Employment  Agreement   dated  July   1,  1997   between
                   HealthCare COMPARE Corp.  and Jerry L. Seiler.  {10.107}
                   (22)

  10.108. Stock Purchase Agreement among HealthCare COMPARE Corp., First Financial Management Corporation and First Data Corporation dated as of May 22, 1997, incorporated by reference from the Company's Second Quarter 1997 Form 10-Q dated August 13, 1997. {10.108}

  10.109. Amended and Restated Credit Agreement dated as of October 22, 1997 by and among HealthCare COMPARE Corp. as borrowers; LaSalle National Bank as administrative agent, issuing bank and lender; First Chicago Capital Markets, Inc., as syndication agent; and the other financial institutions party hereto as lenders. {10.109} (22)

  10.110. First Amendment to Amended and Restated Credit Agreement dated as of October 22, 1997, by and among First Health Group Corp. (f/k/a HealthCare COMPARE Corp.), as Borrower, LaSalle National Bank, as Administrative Agent, and the other parties thereto (the "Amendment").

  10.111.          1998 Stock Option Plan {4} (23)

  10.112.          1998 Directors Stock Option Plan {4} (24)

  11.              Computation of Basic and Diluted Earnings Per Share.

  13.              1998 Annual Report to Stockholders.

  22.              Subsidiaries of the Company.

  23.              Consent of Deloitte & Touche LLP

  Exhibit No.                        Description

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

  Exhibit No.                        Description


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

  (18) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

  (19) Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 27, 1996.

  (20) Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

  (21) Registration Statement on Form S-8 as filed with the Securities Exchange Commission on July 23, 1997.

  (22)             Annual Report  on Form 10K for  the year ended  December
                   31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

  (23)             Registration Statement  on Form  S-8 as  filed with  the
                   Securities  and Exchange    Commission on  December  15,
                   1998.

  (24)             Registration Statement  on Form  S-8 as  filed with  the
                   Securities  and Exchange    Commission on  December  15,
                   1998.