Form 10-Q
period 1999-03-31
FIRST HEALTH GROUP CORP
filed 1999-05-14
CIK 812910

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

      {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1999
                                    OR
      { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ________ to ________

                      Commission file number 0-15846

                         First Health Group Corp.
                   (formerly HealthCare COMPARE Corp.)
          (Exact name of registrant as specified in its charter)

             Delaware                              36-3307583
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

  The number of shares of Common Stock, par value $.01 per share, outstanding on May 7, 1999, was 50,542,177.

               First Health Group Corp. and Subsidiaries

                                INDEX

  Part I. Financial Information                                   Page Number
                                                                  -----------
        Item 1.  Financial Statements

        Consolidated Balance Sheets - Assets at  March 31, 1999
          and December 31, 1998 ......................                  3

        Consolidated Balance Sheets - Liabilities and Stockholders'
          Equity at March 31, 1999 and December 31, 1998                4

        Consolidated Statements of Operations for the three months
          ended March 31, 1999 and 1998 ..............                  5

        Consolidated Statements of Comprehensive Income for the
          three months ended March 31, 1999 and 1998 .                  5

        Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 ..............                 6-7

        Notes to Consolidated Financial Statements ...                 8-10

        Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....                13-18
        Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk .............................                 19

  Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K ....                 20


  Signatures..........................................                 21


  PART 1.  Financial Information
  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  ASSETS                                  March 31, 1999 December 31, 1998
                                             -----------    -----------
  Current Assets:
    Cash and cash equivalents .....         $ 18,735,000   $ 50,264,000
    Short-term investments ........              769,000        961,000
    Accounts receivable, less allowances
     for doubtful accounts of $11,176,000
     and $11,151,000, respectively            69,019,000     63,582,000
    Reinsurance recoverable .......           54,958,000     57,466,000
    Deferred income taxes .........           18,415,000     18,415,000
    Other current assets ..........           11,617,000     10,874,000
                                             -----------    -----------
    Total current assets ..........          173,513,000    201,562,000

  Long-Term Investments:
    Marketable securities .........           99,807,000    125,120,000
    Other .........................           23,979,000     23,431,000
                                             -----------    -----------
                                             123,786,000    148,551,000
                                             -----------    -----------
  Property and Equipment:
    Land, buildings and improvements          63,074,000     59,228,000
    Computer equipment and software           91,182,000     80,944,000
    Office furniture and equipment            11,746,000     13,617,000
                                             -----------    -----------
                                             166,002,000    153,789,000

    Less accumulated depreciation and
     amortization..................          (56,189,000)   (49,805,000)
                                             -----------    -----------
    Net property and equipment ....          109,813,000    103,984,000
                                             -----------    -----------
  Goodwill.........................           93,953,000    100,151,000
  Other Assets.....................            3,600,000      3,631,000
                                             -----------    -----------
                                            $504,665,000   $557,879,000
                                             ===========    ===========

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31, 1999 December 31, 1998
                                             -----------    -----------
  Current Liabilities:
    Accounts payable ..............         $ 52,825,000   $ 52,408,000
    Treasury stock purchase payable              232,000     25,000,000
    Accrued expenses ..............           25,381,000     33,545,000
    Income taxes payable ..........           10,371,000      2,611,000
    Claims reserves ...............           67,985,000     72,589,000
                                             -----------    -----------
    Total current liabilities .....          156,794,000    186,153,000

  Long-Term Debt...................          225,000,000    225,000,000
  Other Non-Current Liabilities....            8,382,000      8,599,000
                                             -----------    -----------
    Total liabilities .............          390,176,000    419,752,000
                                             -----------    -----------
  Commitments and Contingencies....                   --             --

  Stockholders' Equity:
    Common stock ..................              766,000        765,000
    Additional paid-in capital ....          180,318,000    182,842,000
    Retained earnings..............          401,723,000    384,143,000
    Accumulated comprehensive income          (3,472,000)    (3,099,000)
    Treasury stock, at cost .......         (464,846,000)  (426,524,000)
                                             -----------    -----------
    Total stockholders' equity ....          114,489,000    138,127,000
                                             -----------    -----------
                                            $504,665,000   $557,879,000
                                             ===========    ===========


  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                1999           1998
                                            -----------    -----------
  Revenues............................     $117,361,000   $127,758,000
                                            -----------    -----------
  Operating expenses:
    Cost of services .................       55,696,000     56,813,000
    Selling and marketing ............       11,742,000     12,837,000
    General and administrative .......        9,520,000     11,120,000
    Healthcare benefits ..............        2,249,000      4,093,000
    Depreciation and amortization ....        7,046,000      5,926,000
                                            -----------    -----------
                                             86,253,000     90,789,000

  Income from operations..............       31,108,000     36,969,000

  Other (income) expense:
    Interest expense .................        3,411,000      3,184,000
    Interest income ..................       (1,607,000)    (5,261,000)
                                            -----------    -----------
  Income before income taxes..........       29,304,000     39,046,000

  Income taxes........................      (11,724,000)   (15,943,000)
                                            -----------    -----------
  Net income..........................     $ 17,580,000   $ 23,103,000
                                            ===========    ===========
  Weighted average shares
   outstanding - basic                       52,752,000     63,710,000
                                            ===========    ===========
  Net income per common share - basic.     $        .33   $        .36
                                            ===========    ===========
  Weighted average shares
   outstanding - diluted                     53,108,000     64,884,000
                                            ===========    ===========
  Net income per common share - diluted    $        .33   $        .36
                                            ===========    ===========



  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1999          1998
                                                 ----------     ----------
  Net income..........................          $17,580,000    $23,103,000
                                                 ----------     ----------
  Unrealized losses on securities, before tax      (622,000)    (1,240,000)
  Income tax benefit related to items of other
    comprehensive income..............              249,000        506,000
                                                 ----------     ----------
  Other comprehensive loss............             (373,000)      (734,000)
                                                 ----------     ----------
  Comprehensive income................          $17,207,000    $22,369,000
                                                 ==========     ===========


  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999           1998
                                                -----------    -----------
  Cash flows from operating activities:
    Cash received from customers .........     $113,012,000   $121,307,000
    Cash paid to suppliers and employees .      (81,819,000)   (73,544,000)
    Healthcare benefits paid .............       (3,743,000)    (1,521,000)
    Interest income received .............        2,638,000      3,637,000
    Interest expense paid ................       (3,343,000)    (2,287,000)
    Income taxes paid, net ...............       (3,958,000)    (2,927,000)
                                                -----------    -----------
    Net cash provided by operating activities    22,787,000     44,665,000
                                                -----------    -----------
  Cash flows from investing activities:
    Purchases of investments .............      (32,386,000)  (109,366,000)
    Sales of investments .................       56,296,000     85,017,000
    Purchase of property and equipment ...      (12,213,000)   (14,382,000)
                                                -----------    -----------
    Net cash provided by (used in)
     investing activities..................      11,697,000    (38,731,000)
                                                -----------    -----------
  Cash flows from financing activities:
    Exercises of put options on common stock     (4,429,000)            --
    Purchase of treasury stock ...........      (63,090,000)   (50,376,000)
    Proceeds from issuance of common stock        1,096,000     17,748,000
    Proceeds from sale of put options on
     common stock                                   410,000             --
                                                -----------    -----------
    Net cash used in financing activities       (66,013,000)   (32,628,000)

  Net decrease in cash and cash equivalents     (31,529,000)   (26,694,000)
  Cash and cash equivalents, beginning
   of period                                     50,264,000     77,836,000
                                                -----------    -----------
  Cash and cash equivalents, end of period     $ 18,735,000   $ 51,142,000
                                                ===========    ===========
  Supplemental cash flow data:
    Non-cash financing activity:
      Treasury stock purchase payable ...      $    232,000   $         --
                                                ===========    ===========

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1999           1998
                                                -----------    -----------
  Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

  Net Income...............................    $ 17,580,000   $ 23,103,000
                                                -----------    -----------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:

      Depreciation and amortization .......       7,046,000      5,926,000
      Change in provision for uncollectible
       receivables                                   25,000        (98,000)
      Tax benefit from stock options exercised           --      5,156,000
      Unrealized holding loss on marketable
       securities                                   240,000        388,000
      (Gain) loss on investment sales .....         759,000     (1,416,000)
      Other, net ..........................          55,000        (21,000)
      Changes in Assets and Liabilities:
      Accounts receivable .................      (5,462,000)    (9,938,000)
      Other current assets ................        (743,000)    (5,658,000)
      Reinsurance recoverable .............       2,508,000     57,227,000
      Accounts payable and accrued expenses      (7,747,000)    14,865,000
      Claims reserves .....................      (4,604,000)   (54,983,000)
      Income taxes payable ................       7,760,000     11,819,000
      Non-current assets and liabilities ..       5,370,000     (1,705,000)
                                                -----------    -----------
    Total adjustments .....................       5,207,000     21,562,000
                                                -----------    -----------

    Net cash provided by operating activities  $ 22,787,000   $ 44,665,000
                                                ===========    ===========

First Health Group Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the
      Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1998. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1998 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

  2. On May 19, 1998, the Company's Board of Directors authorized a 2-for-1 Common Stock split in the form of a 100% stock distribution. The distribution was made on June 23, 1998 to stockholders of record on June 2, 1998. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

  3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $373,000, net of deferred income taxes, for the three months ended March 31, 1999. The net unrealized loss as of March 31, 1999, included as a component of stockholders' equity, was $3,472,000 net of deferred income taxes. The Company liquidated its $12,561,000 investment in a limited partnership during 1998. The Company received proceeds of $13,131,000 from the sale and expects to receive additional funds in 1999 after the completion of the audit of the partnership. The Company has three separate investments in another limited partnership which invests in equipment which is leased to third parties. The total investment as of March 31, 1999 was $21.1 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $355,000 and $225,000 for the three months ended March 31, 1999 and 1998, respectively, and is included in interest income.

  4. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first three months of 1999, the Company repurchased 2,256,000 shares for a total cost of approximately $38.3 million (of which $232,000 was payable at March 31, 1999). Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. The Company has approximately
      11.1 million shares available for repurchase under its repurchase authorizations as of March 31, 1999.

      In connection with its stock repurchase authorizations, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 3,250,000 shares of common stock at prices ranging from $14.50 to $15.50 per share. The outstanding put options expire on various dates between June 30, 1999 and December 20, 1999. During the three months ended March 31, 1999, 977,000 (of the 2,256,000 shares that were repurchased) shares were put to the Company at a total cost of $22,891,000. These shares were recorded as treasury shares, at cost, in the Company's financial statements. In addition, the Company settled 573,000 puts by delivering $4,429,000 in cash to the option holders.

 5. Weighted average shares outstanding increased for diluted earnings per share by 356,000 and 1,174,000, respectively, for the three months ended March 31, 1999 and 1998 due to the effect of stock options. Diluted net income per share was the same as basic net income per share for each of these periods.

 6.  Effective  January  1,  1998,  the  Company  adopted   Statement  of
     Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $373,000 and $734,000 for the three months ended March 31, 1999 and 1998, respectively, net of related taxes. Total comprehensive income amounted to $17,207,000 and $22,369,000 for the three months ended March 31, 1999 and 1998, respectively.

     In 1998, the Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has determined it currently operates in one reportable segment as defined by SFAS No. 131.

     Effective January 1, 1999, the Company adopted Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll and payroll related costs during the application development stage of a software project. The effect of adopting SOP 98-1 on the Company's first quarter results of operations and financial position for the three months ended March 31, 1999 was not material.

 7. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings which constitute litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, only one matter is potentially material to the business or the financial condition of the Company. On August 6, 1998, amended counterclaims were asserted against the Company in a lawsuit pending in the United States District Court for the Northern District of Illinois. The Company had initiated a lawsuit against United Payors and United Providers ("UP & UP"), a network of hospital and other medical providers, on April 26, 1996 asserting claims for trademark infringement and state law claims for deceptive trade practices, fraud and deceptive business practices and for intentional interference with contracts.

     At this time, the Company alleges that UP & UP has employed and continues to employ false and misleading statements and practices concerning the nature of its own services and relationships with payor clients, as well as the nature of the Company's services and relationships with its payor clients, among other related subjects. Specifically, the Company alleges that UP & UP misled hospitals to believe that the benefits of joining UP & UP's network would principally include the likelihood of an increased market share of patient visits by mandatory commitments from UP & UP's payor clients to implement financial incentives and to otherwise influence its clients' covered beneficiaries to select a provider in UP & UP's network. The Company further alleges that UP & UP representatives made false representations claiming an affiliation or association with the Company's own proprietary network, The AFFORDABLE Medical Networks.

     In answering the Company's lawsuit, UP & UP denied the allegations and asserted defenses. UP & UP also asserted counterclaims seeking damages for alleged "false advertising" by the Company, unfair competition and deceptive trade practices, defamation, commercial disparagement, and seeking equitable cancellation of the Company's service mark "AFFORDABLE." Among other specific allegations, UP & UP alleges that various statements made by the Company concerning the acts of UP & UP, which are the subject of the claims summarized above, and a mailing by the Company attaching a letter from the Director of the Office of Personnel Management in which UP & UP is identified as a "silent or non-directed preferred provider organization" constitute defamation per se and commercial disparagement and deceptive trade practices.

     The  Company  replied  to  UP  &  UP's  counterclaims   denying  the
     allegations, and asserting defenses. The action at this time is proceeding through the discovery phase. The Company is prosecuting and defending its interests vigorously. At this time, the Company does not believe that the counterclaims will have a probable material adverse effect on the Company's financial position or future operating results.

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

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's group health, workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully integrate FHC (as defined below) into its existing business, successfully implement new contracts and programs, and control healthcare benefit expenses, the Company may not achieve its planned 1999 financial results (discussed below).

  Recent Developments

    In connection with the acquisition in 1997 of FIRST HEALTH Strategies, Inc. and FIRST HEALTH Services Corporation (collectively "FHC"), the Company recorded a charge to earnings of $80 million for purchased in-process research and development which is not deductible for income tax purposes. In-process research and development relates to the next generation of FHC's claims processing system software which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The research and development acquired will require additional development efforts, estimated to cost $15 million, to become commercially viable. Such modifications include the enhancement of various modules to perform claims adjudication reporting, imaging and correspondence, and are expected to be completed by the end of 1999. Use of this technology is expected to ultimately decrease claims processing costs by up to 20% per claim.

    At the date of acquisition, management estimated the Company would spend approximately $10 million in additional development expenditures to make the purchased research and development commercially viable. The increase in development costs to $15 million is due to enhancements beyond those originally planned by the Company.


  Results of Operations

    Revenues  for  the  three  months  ended  March  31,  1999  decreased
  $10,397,000 (8%) from the same period last year. The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis. The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

    The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 1999 and 1998, respectively:

                                              Sources of Revenue
                                               ($ in thousands)

                                         Three Months Ended March 31,
                                         ----------------------------
                                    1999          %      1998          %
                                   -------      ----    -------      ----
   Sources of Revenue:

     PPO Services                 $ 54,061       46%   $ 56,655       44%
     Claims Administration          43,004       37      47,244       37
     Clinical Management Services    8,737        7      11,200        9
     Fee Schedule Services           8,629        7       7,366        6
     Premiums, Net                   2,197        2       4,560        4
     Service                           733        1         733       --
                                   -------      ----    -------      ----
   Total Revenue                  $117,361      100%   $127,758      100%
                                   =======      ====    =======      ====


    Revenue for the three months ended March 31, 1999 decreased 8% from the same period of 1998 as the Company has lost a number of traditional First Health Strategies clients who utilized both claims administration services and PPO services (see "FHC Acquisition Status") and, to a lesser extent, some traditional HealthCare COMPARE clients. The decrease reflects the Company's focus on larger multi-sited national employers in the group health area which resulted in the planned reduction in revenue for accounts which did not fit this niche. PPO revenue for the three months ended March 31, 1999 decreased $2,594,000 (5%) from the same period of 1998. The decrease in the first quarter is primarily due to a loss of business as discussed under "FHC Acquisition Status" and "The Company's Traditional Business". Claims administration revenue decreased $4,240,000 (9%) from the same period last year due to the same reasons. Revenue from clinical cost management services decreased $2,463,000 (22%) for the three months ended March 31, 1999 from the comparable period in 1998. The decrease in the first quarter is also due to the loss of business mentioned above. Revenue from fee schedule services increased $1,263,000 (17%) from the comparable period in 1998 due primarily to new contracts and expanded contract activity with several existing clients. Premium revenue decreased $2,363,000 (52%) for the three months ended March 31, 1999 from the comparable period in 1998 due primarily to the expected loss of several clients due to price increases implemented by the Company.

    Cost of services decreased $1,117,000 (2%) for the three months ended March 31, 1999 from the comparable period of 1998. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The decrease in cost of services for the three months ended March 31, 1999 is due primarily to the cost reduction measures the Company has initiated during the integration of the FHC business. These costs have not decreased as much as revenue due primarily to additional expenditures incurred to remediate software for Year 2000 compliance in the Company's Services business.

    Selling and marketing costs for the three months ended March 31, 1999 decreased $1,095,000 (9%) from the comparable period of 1998. The decrease in the first quarter is due primarily to the consolidation of FHC sales activities into the traditional Company sales activities.

    General and administrative costs for the three months ended March 31, 1999 decreased $1,600,000 (14%) from the comparable period of 1998. This decrease is primarily attributable to the elimination of duplicate functions within the Company subsequent to the acquisition of FHC.

    Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 102% for the three months ended March 31, 1999 compared to 90% for the comparable period of 1998. The increase relates to medical losses incurred by the Company's stop loss insurance business. A portion of these losses, however, related to claims runout for terminated clients.

    Depreciation and amortization expenses increased $1,120,000 (19%) for the three months ended March 31, 1999 from the comparable period of 1998 due primarily to purchases of computer hardware and software.

    Interest income for the three months ended March 31, 1999 decreased $3,654,000 (69%) from the same period in 1998 due to the 50% decrease in cash equivalents and investments since March 31, 1998. The cash equivalents and investments have decreased primarily as a result of approximately $217 million in repurchases of common stock since March 31, 1998.

    Interest expense increased $227,000 (7%) due to a $25 million increase in the amount of outstanding debt on the revolving credit agreement. The interest rate, however, has remained between 5% and 6% since the initial funding under the credit agreement.

    Net income for the three months ended March 31, 1999, decreased $5,523,000 (24%) from the comparable period of 1998. This decrease is due primarily to the planned reductions in revenue the Company has experienced as well as expenses not being reduced as quickly as the revenue declined.

    Diluted net income per common for the three months ended March 31, 1999 decreased 8% to $.33 per share from the comparable period of 1998. The decrease in net income per common share was favorably impacted by the 2.3 million shares of Company common stock repurchased and added to treasury during the first three months of 1999. For the three months ended March 31, 1999, diluted common shares outstanding decreased 18% from the comparable period of 1998.

  Liquidity and Capital Resources

    The Company  had $16,719,000  in working  capital at  March 31,  1999 compared with working capital of $15,409,000 at December 31, 1998. Through the first three months of the year, operating activities provided $22,787,000 of cash. Investment activities provided $11,697,000 of cash representing net sales of investments of $23,910,000 less purchases of fixed assets of $12,213,000. Financing activities used $66,013,000 of cash representing $63,090,000 ($25,000,000 which was payable at December 31, 1998 for transactions settled in 1999) in purchases of treasury stock (of which $40,431,000 was purchased on the open market with the balance being purchased through the exercise of put options), and exercises of put options in cash of $4,429,000 partially offset by $1,096,000 in proceeds from issuance of common stock and $410,000 in sales of put options.

    On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of March 31, 1999, $225 million was outstanding under this facility.

    The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

  FHC Acquisition Status

    The majority of the integration of the acquisition has been completed. The Company focused FIRST HEALTH Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company has sold several hundred client contracts that do not fit into this niche which represent approximately $20 million in annual revenue. The Company did not receive material consideration for this sale. Additionally, the Company instituted significant price increases, particularly for clients that have been paying fees at unacceptable profit levels. These actions have resulted in the loss of a significant number of clients. Management expects these actions will result in increased efficiency of its operations.

  The Company's Traditional Business

    The Company lost some traditional group health business in 1998 particularly in the Federal Employee Health Benefit area. However, the Company does not anticipate the loss of any meaningful business from its traditional client base in 1999.

  1999 Outlook

    Currently the Company anticipates that its earnings per share (EPS) in 1999 will be comparable to 1998 with an estimated decline in revenue between 5% and 10% from 1998. The Company anticipates that its PPO, Claims Administration, Clinical Management and Risk revenue will all experience a decline from 1998. The Company's Fee Schedule revenue is expected to grow approximately 10% in 1999 as the workers' compensation business continues to grow. These revenue fluctuations reflect the Company's focus on larger multi-sited national employers in the group health area. The Company anticipates that this strategy will result in accelerated growth in group health revenue in the later part of 1999.


  Year 2000 Matters

    General
    The Company has made significant progress on its company-wide Year 2000 ("Y2K") readiness project, and the project is currently on target to have the Company's significant information technology ("IT") and non-IT systems Y2K ready by the end of 1999. The Company defines a significant system as one which, if not Y2K ready, may have a material adverse impact on its results of operations, revenues, regulatory compliance or relationships with customers, vendors or others. The Company is using both internal and external resources to accomplish its Y2K project objectives. The Company believes that significant IT systems are either currently Y2K ready, will be replaced with systems designed to be Y2K ready, or retired by the end of 1999. As a service provider, the Company's non-IT systems consist primarily of equipment typically found in commercial office buildings including electrical, fire alarm and suppression, security, HVAC and elevator systems, and the Company does not anticipate any material Y2K problems with the non-IT systems within its control. As part of its Y2K project, the Company is assessing, and developing contingency plans to address the most reasonably likely worst case scenarios which may result from the failure of a significant Company or a material third party system to be Y2K ready.

    Y2K Project
    The Company has instituted a corporate-wide Y2K readiness project to identify its IT and non-IT systems which will require modification or replacement and to establish appropriate remediation and contingency plans to avoid an impact on its ability to continue to provide its services. Current plans call for any necessary modifications, replacements and testing to support Year 2000 to be completed before the end of 1999, prior to any anticipated potential impact on the Company's services and operations. The Company's Y2K project is divided into three major sections: 1) IT Software Systems, 2) IT Hardware Systems and, 3) Non-IT Systems. For each major section, the Company has implemented the following five-phase approach:

    1. Inventory Phase.  Inventory of significant systems.

    2. Assessment Phase.   Assessment of the  vulnerability of  significant
    systems  to  the   Y2K  problem  and  development  of  correction   and
    contingency plans.

    3. Modification/Replacement Phase.   Modification  of  computer  source
    code, and software, hardware and equipment upgrade, retirement or replacement.

    4. Testing  and Validation  Phase.   Testing (both  internally and with
    third parties) of all modified, upgraded or replaced components and interfaces.

    5. Implementation Phase. Modified, upgraded or replaced components are put into operation.

      The following chart graphically depicts the approximate current state of completion for each phase:


   -----------------------------------------------------------------------
             Inventory   Assessment   Modification    Testing    Implement-
               Phase       Phase           or           and        ation
                                       Replacement  Validation     Phase
                                          Phase        Phase
   -----------------------------------------------------------------------
   IT          100%        100%            95%          70%          50%
   Software
   Systems
   -----------------------------------------------------------------------
   IT          100%        100%            90%          90%          90%
   Hardware
   Systems
   -----------------------------------------------------------------------
   Non-IT      100%         98%            95%          80%          90%
   Systems
   -----------------------------------------------------------------------


    IT Software Systems
    The Company's IT software systems are comprised of both proprietary and commercial third party software applications which can generally be divided into three categories: 1) database systems, 2) operational systems, and 3) claims administration systems.

    Database Systems. As part of its ongoing efforts to update and enhance its IT resources, the majority of The Company's database systems currently utilize four digits to represent the year in date data (i.e., 02/02/1998). Consequently, nearly all database IT systems presently being used by the Company were created with the change of millennium in mind and no further modifications are necessary. The testing and validation phases are expected to be completed by the end of the third quarter of 1999. Concurrent with the completion of testing and validation, the remediated database systems will be implemented.

    Operational Systems. The Company has received assurances from approximately 85% of the third party vendors that their applications are currently Y2K ready. For those applications that may have a Y2K problem, The Company is assessing whether it will modify, upgrade, replace or retire such applications. Also included in this category are several proprietary Company applications:

    MCPS.   This  application  is used  to  reprice medical  bills  to  the negotiated PPO contract rates with providers in The First HealthR Network. MCPS is in the testing and validation phase, and it is expected to be implemented during the second quarter of 1999.

    PINS. This application is used to maintain demographic information on providers in The First Health [R] Network. Modifications to this application are expected to be completed during the second quarter of 1999, and the testing, validation and implementation phases are expected to be completed during the third quarter of 1999.

    IMPaCT.   This application is used  to provide medical review  services to clients. IMPaCT is in the testing and validation phase, and it is expected to be implemented during the third quarter of 1999.

    CHE. The Company is currently assessing the need to modify data feed formats into and out of its centrally housed eligibility (che) application. Modification, testing, validation and implementation phases are expected to be completed during the third quarter of 1999.

    Claims Administration Systems. The Company utilizes a number of different systems to process health benefits claims for its clients. The Company completed the modification and testing on its primary group health medical claims processing system - the ACT System - well ahead of schedule, and the Y2K-ready ACT System was placed in operation in mid-April. The ACT System uses the 4-digit year, including the century, for all internal codes. A windowing technique is used for external interfaces that are not yet Y2K ready. The Company is also communicating with clients and other third parties which interface with this system to establish schedules for testing and validation.

    The Company also licenses medical claims administration systems from third party vendors, which are used primarily to process claims for specific clients. The Company has received written assurances that these systems are designed and programmed with the Year 2000 in mind, and that all updates and changes to the system continue to be Year 2000 compliant. These systems include the Company's FirstClaim system used to process claims for its ConfidentCare clients, and its ERISCO system.

    To process pharmacy claims for clients, The Company utilizes Company-owned proprietary systems. Utilizing both internal and external resources, modification of the source code for these systems is continuing and the modifications and testing are expected to be completed during the third quarter of 1999.

    The Company utilizes customized Medicaid claims processing systems for its government (Medicaid) contracts. Utilizing both internal and external services, modification of the source code for the majority of these systems is complete and the remainder are on target to be completed during the third quarter of 1999. The testing, validation and implementation phases are being conducted consistent with the time frames required in Company contracts with the respective states and are expected to be completed during the third quarter of 1999.

    Additionally, the Company has an agreement with Electronic Data Systems ("EDS") for access to certain EDS systems to enable the Company and EDS to provide certain workers' compensation bill repricing services to Company clients. The Company has received assurances from EDS that it is taking appropriate measures to ensure its systems will not be interrupted by a Y2K problem. The Company and EDS have completed internal modifications and testing and are working together to establish testing and validation schedules with clients. The testing, validation and implementation phases are expected to be completed during the second quarter of 1999.

    IT Hardware Systems
    The Company has completed the inventory and assessment phases for its IT hardware systems. The testing phase is on target to be completed by the end of the second quarter of 1999. The majority of the effort in the implementation phase relates to an upgrade of the desktop environment, a process which is approximately 90% complete and on target to be completed by the end of the third quarter of 1999.

    Non-IT Systems
    The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory and assessment phases for non-IT systems are almost complete with only a few small office sites remaining. The Company is on target to complete its modification, replacement and testing phases during the third quarter of 1999. The Company has also received written assurances from the vast majority of its significant vendors and suppliers that the Y2K problem will not materially adversely effect their ability to continue to provide supplies or services, and continues to seek written assurances from the remainder. The Company utilizes systems from Lucent and Nortel for its primary telecommunication systems and has received assurances that these systems are Y2K-ready. Additionally, the majority of the Company's communication traffic is carried by AT&T and Sprint and the Company has received assurances that their systems are Y2K-ready. The Company also continues to evaluate responses from owners/landlords of office spaces which the Company leases and from significant vendors/suppliers to determine their Year 2000 readiness. To date, no responses have indicated that any facilities or vendors/suppliers will have a Year 2000 problem which would have a material adverse effect on the Company.

    Costs
    The Company estimates the total cost of its Y2K readiness project to be approximately $16,000,000 which will be funded through operating cash flows. Of the total project cost, approximately $6,000,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $10,000,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. As of March 31, 1999, the Company has incurred approximately $12,000,000 (75%) of its total estimated Year 2000 costs. The Company expects to receive reimbursement of at least 40% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities. Year 2000 remediation costs represent approximately 15% of the Company's total IT budget and no material projects have been deferred due to the Company's Year 2000 efforts.

    Contingency Plans
    The Company's IT systems interface with numerous clients, medical service providers and regulatory agencies, and failure to correct a material Y2K problem could interrupt business activities and operations and materially adversely affect the Company's results of operations, revenues, regulatory compliance or relationships with customers, vendors or others. Not only must the Company ensure that its own IT and non-IT systems are Y2K ready, but it also must ascertain that the systems of third parties with whom the Company interfaces are both Y2K ready and that their solutions to the Y2K problem are compatible with those of the Company. As the Company assesses the Y2K readiness of its IT and non-IT systems, contingency plans are also being developed to address the most reasonably likely worst case scenarios which may result from the failure of a significant Company or material third party system to be Y2K ready. Contingency plans will continue to be modified and developed as the Company progresses in its Y2K readiness project.


  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS
  No. 133 requires that all derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No. 133 on its results of operations and financial position.

  Item 3.  Quantitative  and  Qualitative  Disclosures

  About Market Risk

       The Company's market risk exposure at March 31, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on Form 10-K.

  PART II



  Item 6. Exhibits and Reports on Form 8-K

          Exhibits:

            (a) Exhibit 11 - Computation of Basic Earnings Per Common Share

            (b) Exhibit 11 - Computation of Diluted Earnings Per Common Share

          Reports on Form 8-K:

            The Company filed a Report on Form 8-K dated March 19, 1999 reporting under Item 5, the adoption of a Shareholder Rights Agreement.

                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           First Health Group Corp.

  Dated:  May 10, 1999        /s/James C. Smith
                                -----------------
                                James C. Smith
                                President and Chief Executive Officer


  Dated:  May 10, 1999        /s/Joseph E. Whitters
                                ---------------------
                                Joseph E. Whitters
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)