Form 10-Q
period 1999-06-30
FIRST HEALTH GROUP CORP
filed 1999-08-12
CIK 812910

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

      {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1999
                                    OR
      { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

  The number of shares of Common Stock, par value $.01 per share, outstanding on August 10, 1999, was 49,891,473.

              First Health Group Corp. and Subsidiaries

                               INDEX


  Part I.    Financial Information                                 Page Number
                                                                   -----------
        Item 1.  Financial Statements

        Consolidated Balance Sheets - Assets at  June 30, 1999
          and December 31, 1998 ......................                   3

        Consolidated Balance Sheets - Liabilities and Stockholders'
          Equity at June 30, 1999 and December 31, 1998                  4

        Consolidated Statements of Operations for the three months
          ended June 30, 1999 and 1998 ...............                   5

        Consolidated Statements of Operations for the six months
          ended June 30, 1999 and 1998 ...............                   6

        Consolidated Statements of Comprehensive Income for the
          three months ended June 30, 1999 and 1998 ..                   7

        Consolidated Statements of Comprehensive Income for the
          six months ended June 30, 1999 and 1998 ....                   7

        Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 ...............                  8-9

        Notes to Consolidated Financial Statements ...                 10-12

        Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....                 13-22

        Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk .............................                   23

  Part II.  Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders     24

        Item 6.  Exhibits and Reports on Form 8-K ....                   24

  Signatures..........................................                   25

  PART 1.  Financial Information
  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  ASSETS                                   June 30, 1999  December 31, 1998
                                             -----------    -----------
  Current Assets:
    Cash and cash equivalents .....         $ 24,292,000   $ 50,264,000
    Short-term investments ........              120,000        961,000
    Accounts receivable, less allowances for
       doubtful accounts of $11,060,000
       and $11,151,000, respectively          69,154,000     63,582,000
    Reinsurance recoverable .......           55,901,000     57,466,000
    Deferred income taxes .........           18,415,000     18,415,000
    Other current assets ..........            9,364,000     10,874,000
                                             -----------    -----------
    Total current assets ..........          177,246,000    201,562,000

  Long-Term Investments:
    Marketable securities .........           77,229,000    125,120,000
    Other .........................           28,724,000     23,431,000
                                             -----------    -----------
                                             105,953,000    148,551,000
                                             -----------    -----------
  Property and Equipment:
    Land, buildings and improvements          64,313,000     59,228,000
    Computer equipment and software          101,997,000     80,944,000
    Office furniture and equipment            12,548,000     13,617,000
                                             -----------    -----------
                                             178,858,000    153,789,000
    Less accumulated depreciation and
       amortization................          (62,469,000)   (49,805,000)
                                             -----------    -----------
    Net property and equipment ....          116,389,000    103,984,000
                                             -----------    -----------

  Goodwill.........................           93,104,000    100,151,000
  Other Assets.....................            4,871,000      3,631,000
                                             -----------    -----------
                                            $497,563,000   $557,879,000
                                             ===========    ===========

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  LIABILITIES AND STOCKHOLDERS' EQUITY

                                            June 30, 1999 December 31, 1998
                                             -----------    ------------
  Current Liabilities:
    Accounts payable ..............        $  48,087,000   $  52,408,000
    Treasury stock purchase payable                   --      25,000,000
    Accrued expenses ..............           28,067,000      33,545,000
    Income taxes payable ..........            2,947,000       2,611,000
    Claims reserves ...............           67,952,000      72,589,000
                                             -----------    ------------
    Total current liabilities .....          147,053,000     186,153,000

  Long-Term Debt...................          235,000,000     225,000,000
  Other Non-Current Liabilities....            7,962,000       8,599,000
                                             -----------    ------------
    Total liabilities .............          390,015,000     419,752,000
                                             -----------    ------------
  Commitments and Contingencies....               --              --

  Stockholders' Equity:
    Common stock ..................              767,000         765,000
    Additional paid-in capital ....          183,271,000     182,842,000
    Retained earnings .............          418,673,000     384,143,000
    Accumulated comprehensive income          (3,540,000)     (3,099,000)
    Treasury stock, at cost .......         (491,623,000)   (426,524,000)
                                             -----------    ------------
    Total stockholders' equity ....          107,548,000     138,127,000
                                             -----------    ------------
                                           $ 497,563,000   $ 557,879,000
                                             ===========    ============

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

                                            Three Months Ended June 30,
                                               1999           1998
                                            -----------    -----------
  Revenues............................     $115,430,000   $126,742,000
                                            -----------    -----------
  Operating expenses:
    Cost of services .................       54,532,000     55,893,000
    Selling and marketing ............       11,450,000     12,416,000
    General and administrative .......        9,352,000     10,568,000
    Healthcare benefits ..............        2,746,000      4,478,000
    Depreciation and amortization ....        7,302,000      6,412,000
                                            -----------    -----------
                                             85,382,000     89,767,000
                                            -----------    -----------
  Income from operations..............       30,048,000     36,975,000

  Other (income) expense:
    Interest expense .................        3,584,000      3,161,000
    Interest income ..................       (1,809,000)    (5,581,000)
                                            -----------    -----------
  Income before income taxes..........       28,273,000     39,395,000
  Income taxes........................      (11,323,000)   (16,073,000)
                                            -----------    -----------
  Net income..........................    $  16,950,000  $  23,322,000
                                            ===========    ===========

Weighted average shares outstanding-basic    50,426,000     63,095,000
                                            ===========    ===========
Net income per common share-basic.          $       .34    $       .37
                                            ===========    ===========
Weighted average shares outstanding-diluted  50,787,000     64,195,000
                                            ===========    ===========
Net income per common share-diluted         $       .33    $       .36
                                            ===========    ===========

            See Notes to Consolidated Financial Statements


  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)


                                            Six Months Ended June 30,
                                               1999           1998
                                            -----------    -----------
  Revenues............................     $232,791,000   $254,500,000
                                            -----------    -----------
  Operating expenses:
    Cost of services .................      110,228,000    112,706,000
    Selling and marketing ............       23,192,000     25,253,000
    General and administrative .......       18,872,000     21,688,000
    Healthcare benefits ..............        4,995,000      8,571,000
    Depreciation and amortization ....       14,348,000     12,338,000
                                            -----------    -----------
                                            171,635,000    180,556,000
                                            -----------    -----------
  Income from operations..............       61,156,000     73,944,000

  Other (income) expense:
    Interest expense .................        6,995,000      6,345,000
    Interest income ..................       (3,416,000)   (10,842,000)
                                            -----------    -----------
  Income before income taxes..........       57,577,000     78,441,000

  Income taxes........................      (23,047,000)   (32,016,000)
                                            -----------    -----------
  Net income..........................    $  34,530,000  $  46,425,000
                                            ===========    ===========

Weighted average shares outstanding-basic    51,632,000     63,355,000
                                            ===========    ===========
Net income per common share-basic.         $        .67  $         .73
                                            ===========    ===========
Weighted average shares outstanding-diluted  51,999,000     64,603,000
                                            ===========    ===========
Net income per common share-diluted         $       .66  $         .72
                                            ===========    ===========


              See Notes to Consolidated Financial Statements


  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (Unaudited)

                                               Three Months Ended June 30,
                                                  1999             1998
                                                ----------     ----------
  Net income..........................         $16,950,000    $23,322,000
                                                ----------     ----------
  Unrealized losses on securities, before tax     (113,000)    (2,689,000)
  Income tax benefit related to items of other
    comprehensive income..............              45,000      1,097,000
                                                ----------     ----------
  Other comprehensive loss............             (68,000)    (1,592,000)
                                                ----------     ----------
  Comprehensive income................         $16,882,000    $21,730,000
                                                ==========     ==========




                                                Six Months Ended June 30,
                                                  1999           1998
                                                ----------     ----------
  Net income..........................         $34,530,000    $46,425,000
                                                ----------     ----------
  Unrealized losses on securities, before tax     (735,000)    (3,929,000)
  Income tax benefit related to items of other
    comprehensive income..............             294,000      1,603,000
                                                ----------     ----------
  Other comprehensive loss............            (441,000)    (2,326,000)
                                                ----------     ----------
  Comprehensive income................         $34,089,000    $44,099,000
                                                ==========     ==========

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                 Six Months Ended June 30,
                                                      1999         1998
                                                 ------------   ------------
  Cash flows from operating activities:
    Cash received from customers .........      $ 229,151,000  $ 260,509,000
    Cash paid to suppliers and employees .       (159,381,000)  (172,223,000)
    Healthcare benefits paid .............         (6,984,000)    (4,432,000)
    Interest income received .............          4,021,000      8,483,000
    Interest expense paid ................         (6,834,000)    (4,303,000)
    Income taxes paid, net ...............        (22,252,000)   (31,279,000)
                                                 ------------   ------------
    Net cash provided by operating activities      37,721,000     56,755,000
                                                 ------------   ------------
  Cash flows from investing activities:
    Purchases of investments .............        (50,688,000)  (187,574,000)
    Sales of investments .................         93,401,000    181,671,000
    Acquisition of businesses, net of cash
     acquired                                              --       (173,000)
    Purchase of property and equipment ...        (25,735,000)   (24,128,000)
                                                 ------------   ------------
    Net cash provided by (used in) investing
     activities                                    16,978,000    (30,204,000)
                                                 ------------   ------------
  Cash flows from financing activities:
    Exercises of put options on common stock       (4,429,000)            --
    Purchase of treasury stock ...........        (90,099,000)   (50,376,000)
    Proceeds from issuance of common stock          2,847,000     19,036,000
    Proceeds from sale of put options on
     common stock                                   1,010,000             --
    Proceeds from issuance of long-term debt       10,000,000             --
                                                 ------------   ------------
    Net cash used in financing activities         (80,671,000)   (31,340,000)
                                                 ------------   ------------

  Net decrease in cash and cash equivalents       (25,972,000)    (4,789,000)
  Cash and cash equivalents, beginning of period   50,264,000     77,836,000
                                                 ------------   ------------
  Cash and cash equivalents, end of period      $  24,292,000  $  73,047,000
                                                 ============   ============
  Supplemental cash flow data:
    Acquisition of businesses:
      Cost in excess of net assets acquired     $          --  $     173,000
                                                 ============   ============

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                  Six Months Ended June 30,
                                                    1999          1998
                                                 ------------   ------------
  Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:

  Net Income...............................     $  34,530,000  $  46,425,000
                                                 ------------   ------------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation and amortization .......        14,348,000     12,338,000
      Change in provision for uncollectible
       receivables                                    (91,000)      (130,000)
      Tax benefit from stock options exercised        453,000      5,156,000
      Unrealized holding loss on marketable
       securities                                     294,000      1,603,000
      (Gain) loss on investment sales .....           688,000     (2,088,000)
      Other, net ..........................           326,000       (420,000)

      Changes in Assets and Liabilities:
      Accounts receivable .................        (5,481,000)     3,303,000
      Other current assets ................         1,510,000     (6,376,000)
      Reinsurance recoverable .............         1,565,000     75,667,000
      Accounts payable and accrued expenses        (9,799,000)    (6,940,000)
      Claims reserves .....................        (4,637,000)   (71,867,000)
      Income taxes payable ................           336,000             --
      Non-current assets and liabilities ..         3,679,000         84,000
                                                 ------------   ------------

    Total adjustments .....................         3,191,000     10,330,000
                                                 ------------   ------------

    Net cash provided by operating activities   $  37,721,000  $  56,755,000
                                                 ============   ============

              See Notes to Consolidated Financial Statements

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

  3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $441,000, net of deferred income taxes, for the six months ended June 30, 1999. The net unrealized loss as of June 30, 1999, included as a component of stockholders' equity, was $3,540,000, net of deferred income taxes. The Company liquidated its $12,561,000 investment in a limited partnership during 1998. The Company received proceeds of $13,131,000 from the sale and expects to receive additional funds in 1999 after the completion of the audit of the partnership. The Company has four separate investments in another limited partnership which invests in equipment which is leased to third parties. The total investment as of June 30, 1999 was $25.8 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. This investment total includes an additional $4.6 million invested in the second quarter of 1999. The Company's proportionate share of the partnership's income was $705,000 and $455,000 for the six months ended June 30, 1999 and 1998, respectively, and is included in interest income.

  4. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first six months of 1999, the Company repurchased 3,824,000 shares for a total cost of approximately $65.1 million. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. As of June 30, 1999, approximately 9.5 million shares remain available for repurchase under the Company's current repurchase authorization.

      In connection with its stock repurchase program, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 2,250,000 shares of common stock at prices ranging from $14.50 to $15.50 per share. The outstanding put options expire on various dates between September 23, 1999 and December 20, 1999. During the six months ended June 30, 1999, 977,000 (out of the 3,824,000 shares repurchased) shares were put to the Company at a total cost of $22,891,000. These shares were recorded as treasury shares, at cost, in the Company's financial statements. In addition, the Company settled 573,000 puts by delivering $4,429,000 in cash to the option holders.

 5. Weighted average shares outstanding increased for diluted earnings per share by 361,000 and 1,100,000 and 367,000 and 1,248,000, respectively, for the three and six months ended June 30, 1999 and 1998 due to the effect of stock options. Diluted net income per share decreased by $.01 for all four of these periods of 1998 and 1997 due to the effect of stock options.

 6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $68,000 and $1,592,000 for the three months ended June 30, 1999 and 1998, respectively, net of related taxes. Other comprehensive income was a loss of $441,000 and $2,326,000 for the six months ended June 30, 1999 and 1998, respectively, net of related taxes. Total comprehensive income amounted to $16,882,000 and $21,730,000 and $34,089,000 and $44,099,000 for the three and six months ended June 30, 1999 and 1998, respectively.

     In 1998, the Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has determined it currently operates in one reportable segment as defined by SFAS No. 131.

     Effective January 1, 1999, the Company adopted Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll and payroll related costs during the application development stage of a software project. The effect of adopting SOP 98-1 on the Company's first quarter results of operations and financial position for the six months ended June 30, 1999 was not material.

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

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's group health, workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully integrate FHC (as defined below) into its existing business, successfully implement new contracts and programs, achieve the growth that is anticipated as a result of the Company's strategy of focusing on larger multi-sited national employers, realize the anticipated benefits of certain technology enhancements, and control healthcare benefit expenses, the Company may not achieve its planned 1999 financial results (discussed below).

  Recent Developments

    On July 20, 1999, the Company announced it had entered into a contract with CNA to provide PPO services to the Mail Handlers Benefit Plan, one of the largest federal employee health benefit plans with over 400,000 members and 1 million participants. When fully implemented, the contract could represent one of the Company's largest.

    In connection with the acquisition in 1997 of FIRST HEALTH Strategies, Inc. and FIRST HEALTH Services Corporation (collectively "FHC"), the Company recorded a charge to earnings of $80 million for purchased in-process research and development which is not deductible for income tax purposes. In-process research and development relates to the next generation of FHC's claims processing system software which had not yet reached the stage of technological feasibility and had no alternative future use; therefore, the ultimate revenue generating capability of these projects was uncertain. The research and development acquired needed additional development efforts, estimated to cost $15 million, to become commercially viable. Such modifications include the enhancement of various modules to perform claims adjudication reporting, imaging and correspondence, and are expected to be completed by the end of 1999. Use of this technology is expected to ultimately decrease claims processing costs by up to 20% per claim.

    At the date of acquisition, management estimated the Company would spend approximately $10 million in additional development expenditures to make the purchased research and development commercially viable. The increase in development costs to $15 million is due to enhancements beyond those originally planned by the Company.

  Results of Operations

    Revenues for the three and six months ended June 30, 1999 decreased $11,312,000 (9%) and $21,709,000 (9%), respectively, from
  the  same  periods  last  year.    The  Company's  revenues  consist
  primarily of fees for services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis (claims administration and clinical management services). The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

    The following table sets forth information with respect to the sources of the Company's revenues for the three months and six months ended June 30, 1999 and 1998, respectively:

                                               Sources of Revenue
                                                ($ in thousands)
                                           Three Months Ended June 30,
                                    1999          %      1998          %
                                   -------      ----    -------      ----
   Sources of Revenue:
     PPO Services                 $ 55,969       48%   $ 55,947       44%
     Claims Administration          39,790       34      45,981       36
     Clinical Management Services    8,693        8      11,771       10
     Fee Schedule Services           8,546        7       7,688        6
     Premiums, Net                   1,760        2       4,757        4
     Service                           672        1         598       --
                                   -------      ----    -------      ----
   Total Revenue                  $115,430      100%   $126,742      100%
                                   =======      ===     =======      ===

                                             Sources of Revenue
                                              ($ in thousands)
                                          Six Months Ended June 30,

                                    1999          %      1998          %
                                   -------      ----    -------      ----
   Sources of Revenue:
     PPO Services                 $110,030       47%   $112,602       44%
     Claims Administration          82,794       36      93,225       37
     Clinical Management Services   17,430        7      22,971        9
     Fee Schedule Services          17,175        7      15,054        6
     Premiums, Net                   3,957        2       9,317        3
     Service                         1,405        1       1,331        1
                                   -------      ----    -------      ----
   Total Revenue                  $232,791      100%   $254,500      100%
                                   =======      ====    =======      ====

    Revenue for the three months and six ended June 30, 1999 decreased 9% and 9%, respectively, from the same periods of 1998 as the Company has lost a number of traditional First Health Strategies clients who utilized both claims administration services and PPO services (see "FHC Acquisition Status") and, to a lesser extent, some traditional HealthCare COMPARE clients. The decrease reflects the Company's focus on larger multi-sited national employers in the group health area which resulted in the planned reduction in revenue for accounts which did not fit this niche. PPO revenue for the three months ended June 30, 1999 was relatively flat compared to the same period last year. PPO revenue for the six months ended June 30, 1999 decreased $2,572,000 from the same period in 1998. The decrease year-to-date is primarily due to a loss of business as discussed under "FHC Acquisition Status" and "The Company's Traditional Business". Claims administration revenue decreased $6,191,000 (13%) and $10,431,000 (11%), respectively, from the same periods last year for the same reasons. Revenue from clinical cost management services decreased $3,078,000 (26%) and $5,541,000 (24%), respectively, for the three months and six months ended June 30, 1999 from the comparable periods in 1998. The decrease in the first and second quarters is also due to the loss of business mentioned above. Revenue from fee schedule services increased $858,000 (11%) and $2,121,000 (14%), respectively, from the comparable periods in 1998 due primarily to new contracts and expanded contract activity with several existing clients. Premium revenue decreased $2,997,000 (63%) and $5,360,000 (58%), respectively, for the three months and six months ended June 30, 1999 from the comparable periods in 1998 due primarily to the loss of several clients as a result of price increases implemented by the Company.

    Cost of  services decreased  $1,361,000 (2%)  and $2,478,000  (2%)
  for the three months and six months ended June 30, 1999, respectively, from the comparable periods of 1998. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The decrease in cost of services for the three months and six months ended June 30, 1999 is due primarily to the cost reduction measures the Company has initiated during the integration of the FHC business. These costs have not decreased as much as revenue due primarily to additional expenditures incurred to remediate software for Year 2000 compliance in the Company's Services business.

    Selling and marketing costs for the three months and six months ended June 30, 1999 decreased $966,000 (8%) and $2,061,000 (8%), respectively, from the comparable periods of 1998. The decrease in the first and second quarters is due primarily to the consolidation of FHC sales activities into the traditional Company sales activities.

    General and administrative costs for the three months and six months ended June 30, 1999 decreased $1,216,000 (12%) and $2,816,000
  (13%), respectively, from the comparable periods of 1998. This decrease is primarily attributable to the elimination of duplicate functions within the Company subsequent to the acquisition of FHC.

    Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. The loss ratio (losses as a percent of premiums) was 156% and 126%, respectively, for the three months and six months ended June 30, 1999 compared to 94% and 92%, respectively, for the comparable periods of 1998. The increase relates to medical losses incurred by the Company's stop loss insurance business. A portion of these losses, however, related to claims runout for terminated clients.

    Depreciation and amortization expenses increased $890,000 (14%) and $2,010,000 (16%), respectively, for the three months and six months ended June 30, 1999 from the comparable periods of 1998 due primarily to purchases of computer hardware and software.

    Interest income for the three months and six months ended June 30, 1999 decreased $3,772,000 (68%) and $7,426,000 (68%), respectively, from the same periods in 1998 due to the 54% decrease in cash equivalents and investments since June 30, 1998. Cash equivalents and investments have decreased primarily as a result of approximately $244 million in repurchases of common stock since June 30, 1998.

    Interest expense increased $423,000 (13%) and $650,000 (10%) from the comparable periods of 1998 due to a $35 million increase in the amount of debt outstanding under the Company's revolving credit agreement since June 30, 1998. The interest rate is currently about 6.5% per annum.

    Net income for the three months and six months ended June 30, 1999, decreased $6,372,000 (27%) and $11,895,000 (26%), respectively, from the comparable periods of 1998. This decrease is due primarily to the planned reductions in revenue the Company has experienced, lesser amounts of interest income due to share repurchases, as well as expenses not being reduced as quickly as the revenue declined.

    Diluted net income per common for the three months and six months ended June 30, 1999 decreased 8% to $.33 and 8% to $.66, respectively, per share from the comparable periods of 1998. The decrease in net income per common share was favorably impacted by the 3.8 million shares of Company common stock repurchased and added to treasury during the first six months of 1999. For the three months and six months ended June 30, 1999, diluted common shares outstanding decreased 21% and 20%, respectively, from the comparable periods of 1998.

  Liquidity and Capital Resources

    The Company had $30,193,000 in working capital at June 30, 1999 compared with working capital of $15,409,000 at December 31, 1998. Through the first six months of the year, operating activities provided $37,721,000 of cash. Investment activities provided $16,978,000 of cash representing net sales of investments of $42,713,000 less purchases of fixed assets of $25,735,000.
  Financing activities used $80,671,000 of cash representing $90,099,000 ($25,000,000 which was payable at December 31, 1998 for transactions settled in 1999) in purchases of treasury stock (of which $67,208,000 was purchased on the open market with the balance being purchased through the exercise of put options), and exercises of put options in cash of $4,429,000 partially offset by $2,847,000 in proceeds from issuance of common stock, $10,000,000 in issuance of long-term debt and $1,010,000 in sales of put options.

    On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of June 30, 1999, $235 million was outstanding under this facility.

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

  The Company's Traditional Business

    The Company lost some traditional group health business in 1998 particularly in the Federal Employee Health Benefit area. However, the Company did not encounter the loss of any meaningful business from its traditional client base in 1999.

  1999 Outlook

    Currently  the Company  anticipates that  its  earnings per  share
  (EPS) in 1999 will be comparable to 1998 with an estimated decline in revenue between 5% and 10% from 1998. The Company anticipates that its PPO, Claims Administration, Clinical Management and Risk revenue will all experience a decline from 1998. The Company's Fee Schedule revenue is expected to grow approximately 10% in 1999 as the workers' compensation business continues to grow. These revenue fluctuations reflect the Company's focus on larger multi-sited national employers in the group health area. The Company anticipates that it will experience accelerated growth in revenue in the latter part of 1999. The Company recently announced a new contract with the Mail Handlers Benefit Plan that it believes will provide momentum for the Company's growth into the year 2000.

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

       The following chart graphically depicts the approximate current state of completion for each phase:

           Inventory  Assessment  Modification   Testing and  Implement-
             Phase      Phase    or Replacement  Validation     ation
                                     Phase          Phase       Phase
           -------     -------      -------        -------     -------
IT          100%        100%          95%            80%         73%
Software
Systems

IT          100%        100%          90%            90%         90%
Hardware
Systems

Non-IT      100%         98%          95%            80%         90%
Systems


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

  Operational Systems. The Company has received assurances from approximately 85% of the third party vendors that their applications are currently Y2K ready. For those applications that may have a Y2K problem, The Company is assessing whether it will modify, upgrade, replace or retire such applications. Also included in this category are several proprietary Company applications:

  MCPS. This application is used to reprice medical bills to the negotiated PPO contract rates with providers in The First Health[R] Network. The Company has completed internal testing and validation and is currently testing data interchanges with external third parties. The testing, validation and implementation phases are expected to be completed during the third quarter of 1999.

  PINS.     This   application  is   used  to   maintain   demographic
  information   on   providers  in   The   First   Health[R]  Network.
  Modifications to this application have been completed and the testing, validation and implementation phases are expected to be completed during the third quarter of 1999.

  IMPaCT. This application is used to provide medical review services to clients. IMPaCT is in the testing and validation phase, and it is expected to be implemented during the third quarter of 1999.

  CHE. The Company is currently assessing the need to modify data feed formats into and out of its Centrally Housed Eligibility application. Modification, testing, validation and implementation phases are expected to be completed during the third quarter of 1999.

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

  The Company utilizes customized Medicaid claims processing systems for its government (Medicaid) contracts. Utilizing both internal and external services, modification of the source code for the majority of these systems is complete and the remainder are on target to be completed during the third quarter of 1999. The testing, validation and implementation phases are being conducted consistent with the time frames required in Company contracts with the respective states and are expected to be completed by the end of the third quarter of 1999.

  Additionally, the Company has an agreement with Electronic Data Systems ("EDS") for access to certain EDS systems to enable the Company and EDS to provide certain workers' compensation bill repricing services to Company clients. The Company has received assurances from EDS that it is taking appropriate measures to ensure its systems will not be interrupted by a Y2K problem. The Company and EDS have completed internal modifications and testing and are working together to establish testing and validation schedules with clients. The testing, validation and implementation phases have been completed with approximately 95% of the Company's clients.

  IT Hardware Systems
  The Company has completed the inventory and assessment phases for its IT hardware systems. The testing phase is on target to be completed by the end of the third quarter of 1999. The majority of the effort in the implementation phase relates to an upgrade of the desktop environment, a process which is approximately 90% complete and on target to be completed by the end of the third quarter of 1999.

  Non-IT Systems
  The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory and assessment phases for non-IT systems are almost complete with only a few small office sites remaining. The Company is on target to complete its modification, replacement and testing phases during the third quarter of 1999. The Company has also received written assurances from the vast majority of its significant vendors and suppliers that the Y2K problem will not materially adversely effect their ability to continue to provide supplies or services, and continues to seek written assurances from the remainder. The Company utilizes systems from Lucent and Nortel for its primary telecommunication systems and has received assurances that their systems are Y2K-ready. Additionally, the majority of the Company's communication traffic is carried by AT&T and Sprint and the Company has received assurances that their systems are Y2K-ready. The Company also continues to evaluate responses from owners/landlords of office spaces which the Company leases and from significant vendors/suppliers to determine their Year 2000 readiness. To date, no responses have indicated that any facilities or vendors/suppliers will have a Year 2000 problem which would have a material adverse effect on the Company.

  Costs
  The Company estimates the total cost of its Y2K readiness project to be approximately $16,000,000 which will be funded through operating cash flows. Of the total project cost, approximately $6,000,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $10,000,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. As of June 30, 1999, the Company has incurred approximately $14,000,000 (88%) of its total estimated Year 2000 costs. The Company expects to receive reimbursement of at least 40% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities. Year 2000 remediation costs represent approximately 15% of the Company's total IT budget and no material projects have been deferred due to the Company's Year 2000 efforts.

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

    New Accounting Pronouncements
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its results of operations and financial position.

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       The Company's market risk exposure at June 30, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on Form 10-K.

  PART II

  Item 4.   Submission of Matters to a Vote of Security Holders

       At the annual meeting of stockholders  of the Company on May  18,
  1999, all directors  of the Company  were re-elected.   The number  of
  votes cast for and withheld for each director were as follows:

                                     For         Withheld
                                  ----------   -----------
            Michael J. Boskin     48,268,857      93,746
            Daniel S. Brunner     48,271,765      90,838
            Robert S. Colman      48,271,965      90,638
            Ronald H. Galowich    48,271,265      91,338
            Harold S. Handelsman  48,268,957      93,746
            Burton W. Kanter      47,682,223     680,380
            Don Logan             48,268,457      94,146
            Thomas J. Pritzker    48,271,565      91,038
            David E. Simon        45,767,052   2,595,551
            James C. Smith        48,271,588      91,015


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

                                 First Health Group Corp.

  Dated:    August 10, 1999      /s/James C. Smith
                                 ----------------------
                                 James C. Smith
                                 President and Chief Executive Officer


  Dated:    August 10, 1999      /s/Joseph E. Whitters
                                 ----------------------
                                 Joseph E. Whitters
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)