Form 10-Q
period 1999-09-30
FIRST HEALTH GROUP CORP
filed 1999-11-10
CIK 812910

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

      {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1999
                                    OR
      { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

  The number of shares of Common Stock, par value $.01 per share, outstanding on November 8, 1999, was 49,065,208.

              First Health Group Corp. and Subsidiaries

                                INDEX


    Part I.                                                        Financial
  Information                                                     Page Number
  -----------                                                     -----------
     Item 1.  Financial Statements

     Consolidated Balance Sheets - Assets at September 30, 1999
       and December 31, 1998                                           3

     Consolidated Balance Sheets - Liabilities and Stockholders'
       Equity at September 30, 1999 and December 31, 1998              4

     Consolidated Statements of Operations for the three months
       ended September 30, 1999 and 1998                               5

     Consolidated Statements of Operations for the nine months
       ended September 30, 1999 and 1998                               6

     Consolidated Statements of Comprehensive Income for the
       three months ended September 30, 1999 and 1998                  7

     Consolidated Statements of Comprehensive Income for the
       nine months ended September 30, 1999 and 1998                   7

     Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1999 and 1998                              8-9

     Notes to Consolidated Financial Statements                      10-12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13-20

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                             21

  Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        22


  Signatures                                                          23

  PART 1.  Financial Information
  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  ASSETS                                September 30, 1999  December 31, 1998
                                           ------------       ------------
  Current Assets:
    Cash and cash equivalents .....       $  26,434,000      $  50,264,000
    Short-term investments ........           1,094,000            961,000
    Accounts receivable, less allowances
     for doubtful accounts of $11,067,000
     and $11,151,000, respectively           60,909,000         63,582,000
    Reinsurance recoverable .......          52,195,000         57,466,000
    Deferred income taxes .........          18,415,000         18,415,000
    Other current assets ..........          11,158,000         10,874,000
                                           ------------       ------------
    Total current assets ..........         170,205,000        201,562,000

  Long-Term Investments:
    Marketable securities .........          74,779,000        125,120,000
    Other .........................          31,319,000         23,431,000
                                           ------------       ------------
                                            106,098,000        148,551,000
                                           ------------       ------------
  Property and Equipment:
    Land, buildings and improvements         65,056,000         59,228,000
    Computer equipment and software         111,938,000         80,944,000
    Office furniture and equipment           13,221,000         13,617,000
                                           ------------       ------------
                                            190,215,000        153,789,000
    Less accumulated depreciation and
       amortization................         (68,910,000)       (49,805,000)
                                           ------------       ------------
    Net property and equipment ....         121,305,000        103,984,000
                                           ------------       ------------
  Goodwill.........................          92,256,000        100,151,000
  Other Assets.....................           2,417,000          3,631,000
                                           ------------       ------------
                                          $ 492,281,000      $ 557,879,000
                                           ============       ============

           See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)


  LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30, 1999  December 31, 1998
                                           ------------       ------------
  Current Liabilities:
    Accounts payable ..............       $  44,906,000      $  52,408,000
    Treasury stock purchase payable          22,575,000         25,000,000
    Accrued expenses ..............          30,108,000         33,545,000
    Income taxes payable ..........           9,125,000          2,611,000
    Claims reserves ...............          63,617,000         72,589,000
                                           ------------       ------------
    Total current liabilities .....         170,331,000        186,153,000

  Long-Term Debt...................         220,000,000        225,000,000
  Other Non-Current Liabilities....           8,584,000          8,599,000
                                           ------------       ------------
    Total liabilities .............         398,915,000        419,752,000
                                           ------------       ------------
  Commitments and Contingencies....                  --                 --

  Stockholders' Equity:
    Common stock ..................             768,000            765,000
    Additional paid-in capital ....         187,103,000        182,842,000
    Retained earnings .............         432,963,000        384,143,000
    Accumulated comprehensive income         (3,596,000)        (3,099,000)
    Treasury stock, at cost .......        (523,872,000)      (426,524,000)
                                           ------------       ------------
    Total stockholders' equity ....          93,366,000        138,127,000
                                           ------------       ------------
                                          $ 492,281,000      $ 557,879,000
                                           ============       ============

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)


                                          Three Months Ended September 30,
                                          --------------------------------
                                               1999               1998
                                           ------------       ------------
  Revenues............................    $ 113,421,000      $ 125,962,000
                                           ------------       ------------
  Operating expenses:
    Cost of services .................       53,173,000         57,730,000
    Selling and marketing ............       11,252,000         12,228,000
    General and administrative .......        8,959,000         10,751,000
    Healthcare benefits ..............        1,087,000          5,233,000
    Depreciation and amortization ....        7,395,000          6,027,000
                                           ------------       ------------
                                             81,866,000         91,969,000
                                           ------------       ------------
  Income from operations..............       31,555,000         33,993,000

  Other (income) expense:
    Interest expense .................        3,944,000          3,122,000
    Interest income ..................       (1,546,000)        (5,721,000)
                                           ------------       ------------
  Income before income taxes..........       29,157,000         36,592,000
  Income taxes........................      (12,008,000)       (14,342,000)
                                           ------------       ------------
  Net income..........................    $  17,149,000      $  22,250,000
                                           ============       ============

  Weighted average shares
   outstanding - basic                       49,599,000         62,468,000
                                           ============       ============
  Net income per common share - basic.    $         .35      $         .36
                                           ============       ============
  Weighted average shares
   outstanding - diluted                     50,388,000         63,573,000
                                           ============       ============
  Net income per common share - diluted   $         .34      $         .35
                                           ============       ============


              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

                                           Nine Months Ended September 30,
                                           -------------------------------
                                               1999               1998
                                           ------------       ------------
  Revenues............................    $ 346,212,000      $ 380,462,000
                                           ------------       ------------
  Operating expenses:
    Cost of services .................      163,401,000        170,436,000
    Selling and marketing ............       34,444,000         37,481,000
    General and administrative .......       27,831,000         32,439,000
    Healthcare benefits ..............        6,082,000         13,804,000
    Depreciation and amortization ....       21,743,000         18,365,000
                                           ------------       ------------
                                            253,501,000        272,525,000
                                           ------------       ------------
  Income from operations..............       92,711,000        107,937,000

  Other (income) expense:
    Interest expense .................       10,939,000          9,467,000
    Interest income ..................       (4,962,000)       (16,563,000)
                                           ------------       ------------
  Income before income taxes..........       86,734,000        115,033,000
  Income taxes........................      (35,055,000)       (46,358,000)
                                           ------------       ------------
  Net income..........................    $  51,679,000      $  68,675,000
                                           ============       ============

  Weighted average shares
   outstanding - basic                       50,995,000         63,022,000
                                           ============       ============
  Net income per common share - basic.    $        1.01      $        1.09
                                           ============       ============
  Weighted average shares
   outstanding - diluted                     51,529,000         64,225,000
                                           ============       ============
  Net income per common share - diluted   $        1.00      $        1.07
                                           ============       ============


              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (Unaudited)

                                           Three Months Ended September 30,
                                               1999               1998
                                           ------------       ------------
  Net income..........................    $  17,149,000      $  22,250,000
                                           ------------       ------------
  Unrealized losses on securities,
    before tax........................          (95,000)        (4,856,000)
  Income tax benefit related to items
    of other comprehensive income.....           39,000          1,929,000
                                           ------------       ------------
  Other comprehensive loss............          (56,000)        (2,927,000)
                                           ------------       ------------
  Comprehensive income................    $  17,093,000      $  19,323,000
                                           ============       ============




                                           Nine Months Ended September 30,
                                               1999               1998
                                           ------------       ------------

  Net income..........................    $  51,679,000      $  68,675,000
                                           ------------       ------------
  Unrealized losses on securities,
    before tax........................         (834,000)        (8,799,000)
  Income tax benefit related to items
    of other comprehensive income.....          337,000          3,546,000
                                           ------------       ------------
  Other comprehensive loss............         (497,000)        (5,253,000)
                                           ------------       ------------
  Comprehensive income................     $ 51,182,000      $  63,422,000
                                           ============       ============

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                            Nine Months Ended September 30,
                                                1999               1998
                                            ------------       ------------
  Cash flows from operating activities:
    Cash received from customers ......... $ 351,732,000      $ 386,470,000
    Cash paid to suppliers and employees .  (233,675,000)      (257,083,000)
    Healthcare benefits paid .............    (8,498,000)        (7,160,000)
    Interest income received .............     5,449,000         11,816,000
    Interest expense paid ................   (10,733,000)        (7,372,000)
    Income taxes paid, net ...............   (27,866,000)       (33,200,000)
                                            ------------       ------------
 Net cash provided by operating activities    76,409,000         93,471,000
                                            ------------       ------------
  Cash flows from investing activities:
    Purchases of investments .............   (60,522,000)      (246,661,000)
    Sales of investments .................   102,053,000        227,800,000
    Acquisition of businesses, net
      of cash acquired ...................            --           (173,000)
    Purchase of property and equipment ...   (37,182,000)       (38,165,000)
                                            ------------       ------------
    Net cash provided by (used in)
   investing activities...................     4,349,000        (57,199,000)
                                            ------------       ------------
  Cash flows from financing activities:
    Exercises of put options on common stock  (4,429,000)                --
    Purchase of treasury stock ...........   (99,773,000)       (84,408,000)
    Extinguishment of long-term debt .....   (15,000,000)                --
    Stock option loans to employees ......    (2,859,000)                --
    Proceeds from issuance of common stock     4,217,000         20,572,000
    Proceeds from sale of put options
      on common stock ....................     3,256,000                 --
    Proceeds from issuance of long-term debt  10,000,000                 --
                                            ------------       ------------
    Net cash used in financing activities   (104,588,000)       (63,836,000)
                                            ------------       ------------
  Net decrease in cash and cash equivalents  (23,830,000)       (27,564,000)
  Cash and cash equivalents, beginning
    of period                                 50,264,000         77,836,000
                                            ------------       ------------
  Cash and cash equivalents, end of period $  26,434,000      $  50,272,000
                                            ============       ============
  Supplemental cash flow data:
    Acquisition of businesses:
     Cost in excess of net assets acquired $          --      $     173,000
                                            ============       ============
  Non-cash financing activity:
    Treasury stock purchase payable .....  $  22,575,000      $  22,146,000
                                            ============       ============

              See Notes to Consolidated Financial Statements

  First Health Group Corp. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                            Nine Months Ended September 30,
                                                  1999           1998
                                               -----------    -----------
  Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:

  Net Income...............................   $ 51,679,000   $ 68,675,000
                                               -----------    -----------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation and amortization .......     21,743,000     18,365,000
      Change in provision for uncollectible
       receivables ........................        (84,000)      (211,000)
      Tax benefit from stock options exercised     670,000      5,700,000
      Unrealized holding loss on marketable
       securities .........................        235,000      3,655,000
      (Gain) loss on investment sales .....        880,000     (3,571,000)
      Other, net ..........................        184,000       (669,000)

      Changes in Assets and Liabilities:
      Accounts receivable .................      2,757,000      1,416,000
      Other current assets ................       (284,000)    (6,546,000)
      Reinsurance recoverable .............      5,271,000     82,976,000
      Accounts payable and accrued expenses    (10,939,000)    (9,470,000)
      Claims reserves .....................     (8,972,000)   (76,662,000)
      Income taxes payable ................      6,514,000     11,431,000
      Non-current assets and liabilities ..      6,755,000     (1,618,000)
                                               -----------    -----------
    Total adjustments .....................     24,730,000     24,796,000
                                               -----------    -----------
    Net cash provided by operating activities $ 76,409,000   $ 93,471,000
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

  2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $497,000, net of deferred income taxes, for the nine months ended September 30, 1999. The net unrealized loss as of September 30, 1999, included as a component of stockholders' equity, was $3,596,000, net of deferred income taxes. The Company liquidated its $12,561,000 investment in a limited partnership during 1998. The Company received proceeds of $14,798,000 from the sale including $1,667,000 in the third quarter of 1999. The Company has four separate investments in another limited partnership which invests in equipment which is leased to third parties. The total investment as of September 30, 1999 was $27.9 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. This investment total includes an additional $6.7 million invested in the second and third quarters of 1999. The Company's proportionate share of the partnership's income was $1,036,000 and $794,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in interest income.

  3. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first nine months of 1999, the Company repurchased 5,186,000 shares for a total cost of approximately $97.3 million. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. As of September 30, 1999, approximately 8.1 million shares remain available for repurchase under the Company's current repurchase authorization.

      In connection with its stock repurchase program, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 2,250,000 shares of common stock at prices ranging from $14.50 to $21.00 per share. The outstanding put options expire on various dates between December 20, 1999 and May 17, 2000. During the nine months ended September 30, 1999, 977,000 (out of the 5,186,000 shares repurchased) shares were put to the Company at a total cost of $22,891,000. These shares were recorded as treasury shares, at cost, in the Company's financial statements. In addition, the Company settled 573,000 puts by delivering $4,429,000 in cash to the option holders.

 4 Weighted average shares outstanding increased for diluted earnings per share by 789,000 and 1,105,000 and by 534,000 and 1,203,000, respectively, for the three and nine months ended September 30, 1999 and 1998 due to the effect of stock options. Diluted net income per share was $.01 less than basic net income per share for the three months ended September 30, 1999 and 1998 and $.01 and $.02 less than basic for the nine months ended September 30, 1999 and 1998, respectively, also due to the effect of stock options.

 5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, these changes consist of changes in unrealized gains and losses from its investment portfolio. This amount, net of related taxes, is presented as other comprehensive income and is added to net income resulting in total comprehensive income. Other comprehensive income was a loss of $56,000 and $2,927,000 for the three months ended September 30, 1999 and 1998, respectively, net of related taxes. Other comprehensive income was a loss of $497,000 and $5,253,000 for the nine months ended September 30, 1999 and 1998, respectively, net of related taxes. Total comprehensive income amounted to $17,093,000 and $19,323,000 and $51,182,000 and $63,422,000 for the three and nine months ended September 30, 1999 and 1998, respectively.

     In 1998, the Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has determined it currently operates in one reportable segment as defined by SFAS No. 131.

     Effective  January  1,  1999, the  Company  adopted  Statement  of
     Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll and payroll related costs during the application development stage of a software project. The effect of adopting SOP 98-1 on the Company's first quarter results of operations and financial position for the nine months ended September 30, 1999 was not material.

 6. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings which constitute litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, only one matter is potentially material to the business or the financial condition of the Company. On August 6, 1998, amended counterclaims were asserted against the Company in a lawsuit pending in the United States District Court for the Northern District of Illinois. The Company had initiated a lawsuit against United Payors and United Providers ("UP & UP"), a network of hospital and other medical providers, on April 26, 1996 asserting claims for trademark infringement and state law claims for deceptive trade practices, fraud and deceptive business practices and for intentional interference with contracts.

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

     The  Company  replied  to UP  &  UP's  counterclaims  denying  the allegations, and asserting defenses. The discovery phase of the litigation is over and the parties are filing various motions for full and partial relief on many of the claims and counterclaims. The Company is prosecuting and defending its interests vigorously. At this time, the Company does not believe that the counterclaims will have a probable material adverse effect on the Company's financial condition or future operating results.

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

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's group health, workers' compensation and risk businesses; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully integrate FHC (as defined below) into its existing business, successfully implement new contracts and programs, achieve the growth that is anticipated as a result of the Company's strategy of focusing on larger multi-sited national employers, realize the anticipated benefits of certain technology enhancements, and control healthcare benefit expenses, the Company may not achieve its planned 1999 and 2000 results (discussed below).

  Recent Developments

    On July 20, 1999, the Company announced it had entered into a contract with CNA to provide PPO services to the Mail Handlers Benefit Plan, one of the largest federal employee health benefit plans with over 400,000 members and 1 million participants. When fully implemented, the contract is expected to be one of the Company's largest in terms of revenue generated.

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

  Results of Operations

    Revenues for the three and nine months ended September 30, 1999 decreased $12,541,000 (10%) and $34,250,000 (9%), respectively, from
  the  same  periods   last  year.     Operating  expenses   (excluding
  depreciation) decreased $11,471,000  (13%) and  $22,402,000 (9%)  for the three and nine months ended September 30, 1999 from the comparable periods in 1998. The Company's revenues consist primarily of fees for services provided under contracts on a percentage of savings basis (PPO and fee schedule services) or on a predetermined contractual basis (claims administration and clinical management services). The Company also derives revenues based on a fixed monthly charge for each participant, excluding covered dependents, in a client-sponsored health care plan or on a per-transaction basis. As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

    The following table sets forth information with respect to the sources of the Company's revenues for the three months and nine months ended September 30, 1999 and 1998, respectively:

                                        Sources of Revenue
                                        ($ in thousands)
                                 Three Months Ended September 30,
                              --------------------------------------
                                1999         %       1998         %
                              -------      ----    -------      ----
   Sources of Revenue:
     PPO Services            $ 56,723       50%   $ 55,035       44%
     Claims Administration     37,586       33      47,119       37
     Clinical Management
      Services                  8,623        8      10,477        8
     Fee Schedule Services      8,029        7       7,843        6
     Premiums, Net              1,787        1       4,666        4
     Service                      673        1         822        1
                              -------      ----    -------      ----
   Total Revenue             $113,421      100%   $125,962      100%
                              =======      ====    =======      ====


                                        Sources of Revenue
                                         ($ in thousands)
                                 Nine Months Ended September 30,
                              --------------------------------------
                                1999         %        1998       %
                              -------      ----    -------      ----
   Sources of Revenue:
     PPO Services            $166,753       48%   $167,637       44%
     Claims Administration    120,380       35     140,344       37
     Clinical Management
      Services                 26,053        7      33,448        9
     Fee Schedule Services     25,204        7      22,897        6
     Premiums, Net              5,744        2      13,983        3
     Service                    2,078        1       2,153        1
                              -------      ----    -------      ----
   Total Revenue             $346,212      100%   $380,462      100%
                              =======      ====    =======      ====

    Revenue for the three months and nine ended September 30, 1999 decreased 10% and 9%, respectively, from the same periods of 1998 as the Company has lost a number of traditional First Health Strategies clients who utilized both claims administration services and PPO services (see "FHC Acquisition Status") and, to a lesser extent, some traditional HealthCare COMPARE clients. The decrease reflects the Company's focus on larger multi-sited national employers in the group health area which resulted in the planned reduction in revenue for accounts which did not fit this niche. PPO revenue for the three months ended September 30, 1999 increased $1,688,000 (3%) primarily as a result of additional revenue from existing clients. PPO revenue for the nine months ended September 30, 1999 decreased $884,000 (1%) from the same period in 1998. The decrease year-to-date is primarily due to a loss of business as discussed under "FHC Acquisition Status" and "The Company's Traditional Business". Claims administration revenue decreased $9,533,000 (20%) and $19,964,000 (14%), respectively, from the same periods last year for the same reasons. Revenue from clinical cost management services decreased $1,854,000 (18%) and $7,395,000 (22%), respectively, for the three months and nine months ended September 30, 1999 from the comparable periods in 1998. This decrease is also due to the loss of business mentioned above. Revenue from fee schedule services increased $186,000 (2%) and $2,307,000 (10%), respectively, from the comparable periods in 1998 due primarily to new contracts and expanded contract activity with several existing clients. Premium revenue decreased $2,879,000 (62%) and $8,239,000 (59%), respectively, for the three months and nine months ended September 30, 1999 from the comparable periods in 1998 due primarily to the planned loss of several clients as a result of price increases implemented by the Company.

    Cost of services decreased $4,557,000 (8%) and $7,035,000 (4%) for the three months and nine months ended September 30, 1999, respectively, from the comparable periods of 1998. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. The decrease in cost of services for the three months and nine months ended September 30, 1999 is due primarily to the cost reduction measures the Company has initiated during the integration of the FHC business. These costs have not decreased as much as revenue due primarily to additional expenditures incurred to remediate software for Year 2000 compliance in the Company's Services business. The costs for Year 2000 compliance are nearly complete as of the end of the third quarter in 1999. Fourth quarter costs should be far less than those experienced in prior quarters.

    Selling and marketing costs for the three months and nine months ended September 30, 1999 decreased $976,000 (8%) and $3,037,000 (8%), respectively, from the comparable periods of 1998. The decrease is due primarily to the consolidation of FHC sales activities into the traditional Company sales activities.

    General and administrative costs for the three months and nine months ended September 30, 1999 decreased $1,792,000 (17%) and $4,608,000 (14%), respectively, from the comparable periods of 1998. This decrease is primarily attributable to the elimination of duplicate functions within the Company subsequent to the acquisition of FHC.

    Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits decreased $4,146,000 (79%) and $7,722,000 (56%) for the three and nine months ended September 30, 1999, respectively, from the comparable periods of 1998. This decrease is due primarily to the termination of the Company's unprofitable HMO-like business. The loss ratio (losses as a percent of premiums) was 61% and 106%, respectively, for the three months and nine months ended September 30, 1999 compared to 112% and 99%, respectively, for the comparable periods of 1998. The improvement in the loss ratio during the third quarter of 1999 is due to termination of the Company's unprofitable HMO-like business, improved experience in the remaining book of business, and the addition of clients in the more profitable employer stop loss insurance business.

    Depreciation and amortization expenses increased $1,368,000 (23%) and $3,378,000 (18%), respectively, for the three months and nine months ended September 30, 1999 from the comparable periods of 1998 due primarily to purchases of computer hardware and software. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its information technology infrastructure.

    Interest income for the three months and nine months ended September 30, 1999 decreased $4,175,000 (73%) and $11,601,000 (70%), respectively, from the same periods in 1998 due to the 51% decrease in cash equivalents and investments since September 30, 1998. Cash equivalents and investments have decreased primarily as a result of approximately $220 million in repurchases of common stock since September 30, 1998.

    Interest  expense increased  $822,000  (26%) and  $1,472,000  (16%)
  from the comparable periods of 1998 due to a $20 million increase in the amount of debt outstanding under the Company's revolving credit agreement since September 30, 1998. The interest rate is currently about 7% per annum.

    Net income for the three months and nine months ended September 30, 1999, decreased $5,101,000 (23%) and $16,996,000 (25%), respectively, from the comparable periods of 1998. This decrease is due primarily to the planned reductions in revenue the Company has experienced, lesser amounts of interest income due to share repurchases, as well as expenses not being reduced as quickly as the revenue declined.

    Diluted net income per common for the three months and nine months ended September 30, 1999 decreased 3% to $.34 and 7% to $1.00, respectively, per share from the comparable periods of 1998. The decrease in net income per common share was favorably impacted by the
  12.6 million shares of Company common stock repurchased and added to treasury since September 30, 1998. For the three months and nine months ended September 30, 1999, diluted common shares outstanding decreased 21% and 20% respectively, from the comparable periods of 1998.

  Liquidity and Capital Resources

    The Company had a $126,000 working capital deficit at September 30, 1999 compared with positive working capital of $15,409,000 at December 31, 1998. Through the first nine months of the year, operating activities provided $76,409,000 of cash. Investment activities provided $4,349,000 of cash representing net sales of investments of $41,531,000 less purchases of fixed assets of $37,182,000. Financing activities used $104,588,000 of cash representing $99,773,000 ($25,000,000 which was payable at December 31, 1998 for transactions settled in 1999) in purchases of treasury stock (of which $76,882,000 was purchased on the open market with the balance being purchased through the exercise of put options), $15,000,000 in extinguishment of long-term debt, $2,859,000 in loans to employees to finance the exercise of stock options and exercises of put options in cash of $4,429,000 partially offset by $4,217,000 in proceeds from issuance of common stock, $10,000,000 in issuance of long-term debt and $3,256,000 in sales of put options.

    On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of FHC. In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of September 30, 1999, $220 million was outstanding under this facility.

    The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

  FHC Acquisition Status

    The integration of the acquisition will be completed by the end of 1999. The Company focused FIRST HEALTH Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company has sold several hundred client contracts that do not fit into this niche which represent approximately $20 million in annual revenue. The Company did not receive material consideration for this sale. Additionally, the Company instituted significant price increases, particularly for clients that have been paying fees at unreasonably low margins. These actions have resulted in the loss of a significant number of clients. Management expects these actions will result in increased efficiency of its operations.

  The Company's Traditional Business

    The Company lost some traditional group health business in 1998 particularly in the Federal Employee Health Benefit area. However, the Company did not encounter the loss of any meaningful business from its traditional client base in 1999.

  1999 Outlook

    Currently  the Company  anticipates  that its  earnings  per  share
  (EPS) in 1999 will be approximately 3% lower than 1998 with an estimated decline in revenue in the high single digit area from 1998. The Company anticipates that its Claims Administration, Clinical Management and Risk revenue will all experience a decline from 1998 levels. The Company's Fee Schedule revenue is expected to grow in the mid single digit area in 1999 as the workers' compensation business continues to grow. PPO revenue is expected to be comparable to 1998. These revenue fluctuations reflect the Company's focus on larger multi-sited national employers in the group health area. The Company recently announced a new contract with the Mail Handlers Benefit Plan that it believes will provide momentum for the Company's growth into the year 2000.

  2000 Outlook

    Currently the Company is targeting revenue growth in the 10% area to more than $500 million in 2000. Earnings per share (EPS) percentage growth is currently estimated to be in the high teen area resulting in EPS of approximately $1.60 for the year.

    Revenue growth will be lead by the addition of the Mail Handlers Benefit Plan to our PPO business. Additionally, the Company has announced several additional new contracts which should allow us to achieve the forecast we are currently anticipating. Expenses are currently forecasted not to grow as quickly as the growth in revenue which, coupled with fewer shares outstanding, allows for EPS growth in the high teen area.

  Potential Managed Care Litigation

    Much has been recently written about the  plaintiff's bar attacking
  managed care organizations.   We  believe First Health  is very  well
  positioned to avoid litigation for the following reasons:

    * Counsel for class action plaintiffs is sophisticated and understands the differences between HMOs, which offer little or no choice to their subscribers regarding provider selection, and the PPO services the Company provides.
    * The Company does not incent or penalize its network physicians through capitation, risk sharing, cash incentive bonuses or other methods for denying or limiting care. Its "control" over physicians is limited to qualifying them for participation in the network based on objective criteria related only to their credentials, licensure, malpractice history, insurance, etc.. They are truly independent contractors, solely responsible for the health care of their patients.
    *  Consistent  with  many  state  law  requirements   and  national
       accreditation standards, there is no direct or indirect financial bonus or remuneration paid to individuals involved in the recommendation of medical care based on medical necessity.
    * Most importantly, participants in its customers' plans have choice. Commonly, its customers offer 2 or more plan options, the PPO option alone inherently provides choice with a meaningful (but compared to an HMO, modest) benefit differential. The choice of medical specialists is solely within the control of the treating physician and the patient.

    As a result of all of these factors, the Company believes it is in a much better and advantageous position concerning potential managed care litigation.

  Year 2000 Matters

    General

    The Company has substantially completed its Year 2000 ("Y2K") readiness project. The Company's internal modification, testing and implementation phases for its information technology ("IT") systems have been completed except for one which is used to process claims under a small Medicaid contract. The testing, validation and implementation phases for this system are being conducted consistent with the time frames required in the Company's contract and are expected to be completed prior to the end of 1999. Y2K readiness efforts related to the Company's IT Hardware systems is also nearly complete, with only a small number of desktop PCs remaining to be replaced and/or upgraded. The remainder of the Company's Y2K readiness efforts will be focused on testing its data exchanges with clients and third parties to ensure the compatibility of each party's Y2K readiness preparations.

    The Company has also essentially completed its Y2K readiness preparations for its non-IT systems. These systems are primarily comprised of systems typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems. The Company has received assurances from its significant vendors and suppliers that the Y2K problem will not materially adversely effect their ability to continue to provide supplies or services. Included in its non-IT systems Y2K readiness preparations are the Company's telecommunications systems. The Company utilizes systems from Lucent and Nortel for its primary telecommunication systems and has received assurances that these systems are Y2K-ready. The majority of the Company's communication traffic is carried by AT&T and Sprint and the Company has received assurances that their systems are also Y2K-ready.

    Y2K Project

    The Company's Y2K project was divided into three major sections: 1) IT Software Systems, 2) IT Hardware Systems and, 3) Non-IT Systems. For each major section, the Company implemented a five-phase approach: Inventory Phase (Inventory of significant systems); Assessment Phase (Assessment of the vulnerability of significant systems to the Y2K problem and development of correction and contingency plans); Modification/Replacement Phase (Modification of computer source code, and software, hardware and equipment upgrade, retirement or replacement); Testing and Validation Phase (Testing, internally and with third parties, of all modified, upgraded or replaced components and interfaces); and Implementation Phase (Modified, upgraded or replaced components are put into operation). The following chart graphically depicts the approximate current state of completion for each phase:

    The following chart graphically depicts the approximate current state of completion for each phase:

             Inventory  Assessment  Modification   Testing and  Implement-
               Phase      Phase    or Replacement  Validation     ation
                                       Phase          Phase       Phase
             -------     -------      -------        -------     -------
  IT
  Software     100%        100%         99%            95%          97%
  Systems


  IT
  Hardware     100%        100%         99%            95%          98%
  Systems


  Non-IT       100%        100%         99%            99%          99%
  Systems

    Costs
    The Company estimates the total cost of its Y2K readiness project to be approximately $16,000,000 which has been funded through operating cash flows. Of the total project cost, approximately $6,000,000 is attributable to the purchase of new hardware and software which will be capitalized. As of September 30, the Company had incurred approximately $15,000,000 (94%) of its total estimated Year 2000 costs. The Company expects to receive reimbursement of at least 40% of the costs directly from a number of its clients due to the nature of the contractual arrangements with these entities. Year 2000 remediation costs represent approximately 15% of the Company's total IT budget and no material projects have been deferred due to the Company's Year 2000 efforts.

    Contingency Plans
    The impact of a Y2K interruption on the Company would depend upon the nature and extent of the interruption. The nature of the problem could be solely within the Company's systems, or it could be due to some external problem outside the control of the Company (i.e., the systems of clients or some other third party). Also, depending on the nature of the problem, the extent of the interruption could be limited only to a single client, or encompass several clients. Depending on the nature and extent of the interruption, the Company will focus its resources and efforts on fixing or establishing a workaround to the problem as quickly as possible. Contingency plans, based upon most reasonably likely Y2K interruption scenarios, will continue to be developed and modified as the Company progresses in its Y2K readiness project. The Company believes, however, that the combination of its own internal Y2K readiness efforts and those of its clients and third parties with whom the Company does business, together with the testing of data interchanges with clients and third parties, significantly reduces the likelihood that the Year 2000 problem will cause a significant interruption or materially impact the Company's ability to provide its services.

    Notice
    Projected completion dates for Y2K modifications, testing and implementation are based on current best estimates, derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. First Health believes its Y2K project will reduce the uncertainty about the Y2K readiness of its significant customers, vendors and suppliers and, therefore, its ability to continue to provide its services without significant interruptions in its normal business operations. However, due to the general uncertainty inherent in the Y2K problem, in particular the uncertainty of the Y2K readiness of customers and third-party suppliers such as utility and telecommunications companies, First Health is unable to determine at this time whether actual results will differ materially from those anticipated, whether third party systems on which First Health's systems rely will be converted in a timely manner, or that failure by a third party to convert its systems, or a conversion that is incompatible with First Health's systems, would not have a material adverse effect on First Health.

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

  Item 3.Quantitative and Qualitative Disclosures About Market Risk

       The Company's market risk exposure at September 30, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on Form 10-K. PART II


  Item 6.   Exhibits and Reports on Form 8-K

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

                            First Health Group Corp.

  Dated: November 8, 1999   /s/James C. Smith
                            James C. Smith
                            President and Chief Executive Officer


  Dated: November 8, 1999   /s/Joseph E. Whitters
                            Joseph E. Whitters
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)