Form 10-K
period 1999-12-31
FIRST HEALTH GROUP CORP
filed 2000-03-24
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

       {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

                                     OR

       { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                       Commission file number 0-15846

                          First Health Group Corp.
                          ------------------------
                    (Formerly HealthCare COMPARE Corp.)
           (Exact name of registrant as specified in its charter)

              Delaware                                     36-3307583
              --------                                     ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


          3200 Highland Avenue
         Downers Grove, Illinois                              60515
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code: (630) 737-7900
      Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.01 par value
                              (Title of Class)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [ X ]             No  [   ]

  Indicate by check mark if disclosure  of delinquent filers pursuant  to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any amendment to this Form 10-K.  [   ]

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 13, 2000, was approximately $802,479,496. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates. On that date, there were 47,348,374 shares of Common Stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

  1999 Annual Report to Stockholders..................Parts I, II and IV

  Proxy Statement for the Annual Meeting of
  Stockholders scheduled to be held on
  May 16, 2000...........................................Parts I and III

                                  PART I


  Item 1.   Business

    General

    First Health Group Corp., together with its subsidiaries hereinafter collectively referred to as the "Company" or "First Health", is a full-service national health benefits company. The Company specializes in serving large, national employers and payers with a single source for their group health programs -- providing comprehensive, cost-effective and innovative solutions for all the health benefits needs of their employees nationwide. Through its workers' compensation service line, the Company provides a full range of auto managed care and workers' compensation services for insurance carriers, state insurance funds, third party administrators and large, self-insured national employers. Through its First Health Services service line, the Company provides services to various state Medicaid and entitlement programs for claims administration, pharmacy benefit management programs and medical management and quality review services.

    The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and its telephone number is
  (630) 737-7900.

    Recent Developments

    On July 20, 1999, the Company announced that it had entered into a contract with CNA to provide PPO services to the Mail Handlers Benefit Plan (Mail Handlers), one of the largest federal employee health benefit plans with over 400,000 members and 1 million participants. When fully implemented, the contract will represent one of the Company's largest. The implementation of the contract took place over the latter half of 1999 and was fully implemented effective January 1, 2000.

    Strategy

    First Health assists its group clients through an integrated health plan offering that promotes the well-being and satisfaction of participants while positively impacting an organization's medical cost trends through:

      * Single source accountability and availability;0
      * 24-hours-a-day, 7 days-a-week availability to help participants with all benefits-related issues;
      * A broad national network of quality, cost-effective health care providers--wherever care is needed;
      * Non-network negotiations;
      * Clinical  and   case   support  programs   and   medical   claims
        administration;
      * Pharmacy Benefit Management (PBM).

    Its various medical review programs help First Health's clients manage the number of units of medical services (volume) while its PPO products help First Health's clients manage the cost of those units of service (price). Through its Bill Review capabilities, the Company provides workers' compensation bill review services nationally. These services are coupled with the Company's medical review programs and PPO networks in order to provide a comprehensive product offering in the workers' compensation arena where, in recent years, medical costs have been rising faster than in the group health arena. Through First Health Services, the Company provides claims administration, pharmacy benefits management and medical management and quality review services to public sector payors such as state Medicaid and state entitlement programs.

    First Health seeks to develop clinical and care support programs designed to control the number of health care units, manage costly diseases and increase compliance with prescribed treatment. These programs include a full range of medical and mental health care and integrate PBM to manage the full range of benefits. First Health's management believes that the continuous offering of new and improved programs is important to the expansion of its business.

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

    The Company's acquisition of small indemnity insurance companies in 1996 and 1997 has enabled the Company to expand its product offering to leverage its managed care assets of The First Health Network and its clinical management services. The introduction of new products has allowed the Company to provide a national HMO-like product for self-insured ERISA plans and stop-loss insurance products.

    Through the acquisition of First Health in July 1997, the Company believes it has rounded out the range of services necessary to offer a full spectrum of integrated health benefits products to clients and prospective clients such as PPO, risk and medical management services.

    Health Care Reform, Expenditures and Managed Care

    In recent years, political, economic and regulatory influences have subjected the health care industry to fundamental change and consolidation. Since 1993, the Clinton Administration has proposed various programs to reform the health care system and expressed its commitment to (I) increasing health care coverage for the uninsured,
  (II) controlling the continued escalation of health care expenditures, and (III) using health care reimbursement policy to help control the federal deficit and (IV) allowing insureds to sue their ERISA or HMO health plan. Even though Congress rejected the Clinton Administration's proposals, several potential approaches remain under consideration, including broad insurance reform proposals, tax incentives for individuals and the self-employed to purchase insurance, controls on the growth of Medicare and Medicaid spending, the creation of insurance purchasing groups for small businesses and individuals, and market-based changes to the health care delivery system. Proposals under consideration at the federal level also would provide incentives for the provision of cost-effective, quality health care through encouraging managed care systems. In addition, many states are considering various health care reform proposals. At both the federal and state level, there is growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that the public debate of these issues will likely continue in the future. Although the Company believes it is well-positioned to respond to the stated concerns, the Company cannot predict what impact the proposed measures may have on its business. Concern about the proposed reform measures and their potential effect has been reflected in the volatility of the stock prices of companies in health care and related industries, including the Company.

    The Company is monitoring developments concerning health care reform and preparing strategic responses to the different reform scenarios. In response to pending legislation and market pressures and in anticipation of future health care reform, the Company is broadening and diversifying its services so it will be less affected if health care reform proposals are enacted.


    First Health offers numerous programs designed to help payers of health care control their medical costs. Unlike HMOs, PPO companies typically do not underwrite health insurance or assume related risks. Clinical management and PPO services have been offered on a commercially significant scale for the last ten years by firms which are engaged in providing these types of services. The industry is currently highly fragmented with numerous independent firms providing medical utilization review and PPO services, primarily on a regional or local level but the rate of consolidation is accelerating. In addition, a growing number of health insurance carriers, HMOs and third party administrators have established internal clinical management and PPO departments.

    In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. Though such medical costs represent only about 5% of total health care expenditures, the increase in costs is significant for employers and insurance carriers and have risen more than 1000% since 1970. First Health and certain other cost management firms offer programs designed to control escalating medical expenses and indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers'
  compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service and the quality of that service, and helping the employee return to productive employment. In addition, bill review services are applied on a national basis in the nearly 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. Additionally, at least 30 states have adopted legislation that enables workers' compensation managed care services, and legislation has been proposed in other states. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

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

    The Company's hospital network, as of March 2000, includes approximately 3,600 hospitals in 49 states, the District of Columbia and Puerto Rico. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, the Company has established an outpatient care network (OCN) comprising approximately 330,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 49 states, the District of Columbia and Puerto Rico.

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

    The following table sets forth information with respect to the approximate number of participating providers in The First Health Network at the end of each of the past five years:

                                                  December 31,
                                  --------------------------------------------
                                     1995     1996     1997     1998     1999
                                     ----     ----     ----     ----     ----
Number of Hospitals in Network       2,100    2,320    2,650    3,220    3,510
Outpatient Care Network Providers  181,000  207,000  231,000  288,000  321,000


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

    Compensation. As a fee for developing and managing its expansive PPO network, the Company generally charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract and out-of-pocket benefit copayments and amount of savings realized by its clients.

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

    The selected providers benefit from their participation in The First Health Network through increased patient volume as patients are directed to them through health benefit plans maintained by First Health's clients and other channeling mechanisms, such as the Company's clinical and care services and electronic and internet provider directory applications.

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

    Information Systems

    Management of First Health believes its interactive, on-line computer-based information systems have been a major factor in its ability to provide clients with comprehensive cost effective healthcare information.

    First Health utilizes a broad range of proprietary information systems applications to support its PPO business. Present information systems support management of all aspects of provider recruitment, including maintenance of a comprehensive data base of information about members utilization of PPO providers. Additional information systems are utilized to develop rate and fee objectives and strategies prior to initiating contract negotiations with providers. The Company has generally invested 10% to 12% of revenue in its information systems and anticipates continuing these investments in the future. Currently the Company has major upgrades underway in several areas with particular emphasis within its claims processing system. First Health also maintains a proprietary system to re-price health care claims to the contracted rate for its clients.

    In addition, health care cost data analysis services are available to the Company's clients. These services provide clients with in-depth customized information concerning their health care cost and utilization experience. Using its internally developed proprietary software, the Company analyzes its clients' health care claims information and benefit plans in order to provide each client's specific health care cost profile and evaluate appropriate cost management programs. This software also allows the Company to simulate how changes in a benefit plan's structure will change the overall cost of a benefit program.

    Internet Application

    Internally developed Internet channeling tools are available for both group health and workers' compensation clients. Currently there are three channeling tools available: electronic directory, directory maker and worksite poster. Each tool contains the same information that is made available through First Health's toll-free telephonic provider directory -- data for hospital and outpatient care providers in The First HealthO Network. Provider information is updated on a weekly basis. First Health's Internet channeling tools are currently for business-to-business use and are password-protected.

       Electronic Directory

    Electronic directory is easy to use and allows clients, their employer groups or participants to search for a hospital, physician or clinic in The First HealthO Network. Electronic directory can search for a provider by zip code within a 5-mile default radius, county, city or provider name. It also provides a map with directions to the provider. Electronic directory requires only basic Internet access.

       Directory Maker

    Directory maker is designed to allow clients to create and print custom directories of The First HealthO Network providers at the client site. Directories can be created on an as-needed basis and will contain the most up-to-date information. By creating a directory profile, clients can pick specific cities, counties or even zip codes that will be included in a directory, as well as determine the way the data will be sorted. Directories are typically created in 24 hours or less. To use directory maker, clients need only Internet access, a JavaScripta and an enabled browser.

      Worksite Poster Application  (for workers' compensation use only)

    The worksite poster application is designed to assist clients by producing posters that list hospitals, clinics/facilities and physicians closest to their site(s). Clients can search by zip code within a 5-mile radius default to find providers in The First HealthO Network. In addition, clients can specify physicians, clinics and hospitals or any combination of the three to print on a poster. This application requires basic Internet access.

       Additional Internet Services

       Client and Member Site

      In addition, First Health intends to offer a member services Internet application to assist participants in utilizing our services. Currently in a pilot phase, the application will allow members to:

              * Access general information about First Health;
              * Print commonly  used  health benefits  forms,  including claims forms;
              * Locate a provider in The First HealthO Network;
              * Obtain  answers to frequently  asked questions about  The
                First HealthO Network;
              * Send First Health an e-mail with health plan questions.

      We are evaluating additional services for this site, with the intent of having them available in the year 2000, including:

              * Electronic EOBs;
              * Claims status (i.e. status of a particular claim,  claims history of an individual, date of service, benefit category, etc.);
              * Language choice;
              * Enrollment/eligibility;
              * ID cards;
              * Client Reports; and
              * Survey tool for customer satisfaction.

       Provider Site

    We currently offer providers in The First HealthO Network access to a provider Internet site. This site allows providers access to a complete client listing along with a payor list. This site is being further developed in 2000. At that time, we plan to expand the provider Internet site to include the following:

              * Payer information (eligibility);
              * Claims status;
              * Referral directory;
              * Precertification;
              * Provider demographics;
              * Clients' Summary Plan Documents;
              * Electronic payment/EOBs;
              * Information about First Health; and
              * Survey tool for provider satisfaction.

    Claims Administration Capabilities

    The Company provides "one-stop shopping" for employers offering indemnity, PPO and point of service plans through its core competency of claims administration and customer service. The Company provides clients with an integrated package of health care benefits administration including:

              * availability 24 hours, seven days a week
              * medical, disability, dental and vision claims processing
              * prescription drug plan administration and network
                management
              * managed care administration

  Additionally, they can utilize, if they so desire:

              * COBRA administration
              * Flexible Spending Account administration
              * stop-loss brokerage
              * data analysis

    The Company's claims administration product is a sophisticated, technologically advanced claims processing, tracking and reporting system. A majority of this processing is performed by the Company's fully integrated and proprietary system ("First Claim"). The system was developed completely in-house by First Health through its acquisition in July, 1997 and is owned entirely by the Company. The system supports a broad range of benefit programs, including medical care, prescription drugs, FLEX accounts, vision care and dental care. Additionally, in order to further enhance the Company's claims processing capabilities, the Company is in the process of expanding its offering by adding new and advanced features including imaging and artificial intelligence. The Company currently estimates that these development efforts will significantly enhance and improve upon the capabilities of First Claim. Such modifications are expected to be ongoing over the next two years or so.

    The system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange ("EDI"), rapid and responsive customer service, automatic tracking of annual, lifetime, per-case, and floating maximums, and full integration with all other First Health departments and services. This integration benefits clients since the Company can analyze claims data as well as clinical management, pharmacy and network usage data. This analysis enables the Company to provide comprehensive management reports that can impact medical costs. In addition, because First Health's claims system is an on-line, "real time," interactive system, clients can expect member issues to be minimized because claims can be paid promptly and accurately.

    This single-vendor environment is a benefit for participants as well. They have just one number to call for all health care benefit information. The round-the-clock, toll-free number they call to locate a network provider or to obtain general health information is the same number they call with claims and eligibility inquiries. Additionally, First Health's claims process can be virtually paperless for the participant, especially when a network provider is used - which is a critical step to enhancing participant satisfaction. This system automatically calculates benefits and issues checks, letters, and explanation of benefits (EOBs) to plan participants and providers.

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

       * Responsive and comprehensive customer service capabilities Integration of First Health's managed care and claims systems enable the participant to access all health benefits information including claims history, eligibility, deductibles and maximum accumulations, as well as Explanation of Benefit
         (EOB) information through a single, round-the-clock, toll-free number.

    These advanced technologies enable First Health's system to support a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, Consolidated Omnibus Budget Reconciliation Act (COBRA), Health Insurance Portability and
  Accountability Act (HIPAA), long- and short-term disability, and flexible spending accounts.

       Clinical Management Services

    First Health provides centralized clinical and care programs (utilization review, medical case management and disease management services) from its headquarters in Downers Grove, Illinois, and Scottsdale, Arizona, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. First Health also has a nationwide network of consulting physicians in various specialties. The Company's clinical and care services are coupled with the Company's PPO and claims processing services to provide an integrated service offering.

    First Health's clinical and care programs advise their participants and dependents of review requirements. A participant, or his or her attending physician, utilizes the program by calling one of First Health's toll-free numbers prior to the proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. From these calls, First Health's clinical management staff gathers the demographic and medical information necessary to enable it to perform a review and enters this information into First Health's proprietary review system. Based on this information, and using First Health's clinically valid and proprietary review criteria, First Health determines whether it can recommend certification for the proposed hospitalization or outpatient service as medically necessary under the participant's health care plan.

    Upon completion of the review, First Health notifies the participant, the attending physician and other affected providers of the outcome of the review. First Health also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the client's benefit plan. It also uses the review outcome to pay claims in accordance with the client's benefit plan. First Health does not practice medicine and its services are advisory in nature. All decisions regarding the patient's medical treatment are made by the patient and the patient's attending physician, not by First Health. Participants can call First Health on a toll-free line if they have questions regarding its services. Clients and their claim administrators also can obtain additional information from the Client Services staff.

    The following is a summary of the Company's current principal programs.

    Case Management. First Health reduces a client's hospitalization costs by identifying (for the purposes of benefit plan coverage only) hospital admissions and lengths of stay which are medically unnecessary or excessive compared to established national criteria. Additionally, First Health remains actively involved during the hospitalization in reviewing and monitoring the patient's length of stay. This same process is applied to workers' compensation admissions.

    The program is also designed to provide clients with a careful review of all cases which involve complex high cost or chronic diseases, conditions or catastrophic illnesses. Through periodic reviews, First Health's nurse case managers and physicians identify potentially large claim cases. These services consist primarily of conferring with the attending physician and other providers to identify cost-effective treatment alternatives. Such alternatives may include moving a patient from an acute care hospital to less expensive settings -- often the home -- as soon as the patient's physician determines that it is safe and medically feasible. If such a move requires a home nursing service or medical equipment, First Health serves as a referral for alternative available services, provides recommendations regarding continued usage of these services and negotiates discounts with the providers where network providers are not appropriate or not available. In all cases, the decision to proceed with the course of treatment initially prescribed by the attending physician or a more cost-efficient alternative identified by First Health is made by the patient and his physician. Clients which select stand-alone case management independently identify those cases which involve potentially high cost diseases, conditions or procedures and refer such cases to First Health to identify cost-effective treatment alternatives.

    The Care Support Program is a patient-focused program that enables us to identify high-risk members who account for the majority of health care dollar expenditures. The Care Support Program is a comprehensive approach which starts with predictive modeling of a client's specific population. The program is centered around the member to include highly-personalized patient education and support initiatives, network channeling, medication support and other activities aimed at increasing patient compliance, as well as inpatient monitoring, discharge planning, and intensive case management. This approach allows for coordination of information for members with a series of needs which may overlap among many diseases.

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

    PPO Redirection and Telephonic Provider Directory. The Company will attempt to redirect the patient to a PPO hospital or outpatient provider located near the patient. Additionally, the clients' participants can access the website or call the Company's telephonic provider directory line to determine whether a network provider of their choosing within a reasonable proximity to their residence or place of work. By utilizing a PPO network hospital or outpatient provider, the payer and the patient will achieve savings from what the billed charges would otherwise be.

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

    Physician Resources

    First Health believes that its in-house physician staff is an invaluable resource in its clinical and care programs and in developing clinical policy and guidelines. The staff includes approximately 25 experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics, and surgery as well as other doctoral level practitioners such as clinical psychology and chiropractic medicine. In addition, First Health has a nationwide network of consulting physicians in the significant specialties. This physician staff is crucial to the development and maintenance of up-to-date clinically valid review criteria and protocols and the network quality assessment efforts.

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

      Workers' Compensation Services

    Bill Review System. The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Since all of these functions are consolidated and automated, they reduce paperwork and costs associated with claims processing and are highly cost effective for larger workers' compensation entities who generally process in excess of 500,000 bills annually. The Company currently is in the process of developing a system for organizations that process less than 500,000 bills annually. It is estimated that it will be implemented in mid to late 2000. Since these system capabilities are integrated with its medical management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry. This workers' compensation program was introduced in California in 1986.

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

    Bill Review. Services offered by the Company include a computer assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees has been established for workers' compensation medical claims. The review process identifies and corrects inappropriate bill practices and applies state fee schedules. Provider network discounts are applied as well during the review. Additionally, through the system, the Company is able to go beyond "traditional" bill review services to provide enhanced systems savings by reorganizing non-related services, upcoding and unbundling of charges and other features. Finally, bill review data is integrated with medical management and quality assessment activities.

    The Company has an agreement with Electronic Data Systems Corporation ("EDS") which enables it to utilize EDS' extensive data processing and communications networks. EDS modified its comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with First Health's medical management programs.

    Bill review decreases workers' compensation payers' administrative costs because First Health maintains virtually all aspects of the program.

    First Health offers two variations of the bill review program:

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

   Agilent Technology, Inc.             Liberty Mutual Insurance Company
   American International Group         McDonald's Corporation
   Boilermakers National Health and     NALCO Chemical Company
   Welfare Fund                         National Association of Letter
   CNA                                  Carriers
   ConAgra, Inc.                        The Pillsbury Company
   Crawford and Company                 State Farm Mutual Automobile
   Delphi Automotive Systems            Insurance Company
   Eaton Corporation                    Tandy Corporation
   General Motors Corporation           Texas Instruments Employees'
   Hartford Financial Services, Inc.    Health Benefits Trust
   Hewlett-Packard Company              The RETA Trust
   Kemper National Services             The Sherwin-Williams Company
                                        Travelers Property Casualty

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

    Risk Products and Insurance Company Acquisitions

    The Company's experience with its HMO-like health plans for self-funded ERISA did not prove to be as commercially accepted in 1998 and 1999 as the Company anticipated; thus, it was significantly scaled back for 2000. As an extension of the Company's cost management services, in February 1996 the Company acquired American Life and Health Insurance Company and a subsidiary insurance company (collectively
  "American"). American is a small medical indemnity insurer with licenses in 26 states and approximately $8 million in annual premiums. In September 1997, the Company acquired Loyalty Life Insurance Company ("Loyalty"), a 49-state insurance shell.

    The Company acquired American and Loyalty in order to obtain the infrastructure and licenses to enable the Company to leverage its managed care assets into various products for multi-sited employers.

    The Company's product promotes the continuity of care through a single point of entry into the health care delivery system. By calling, employees can obtain information on all aspects of their health benefit program. This includes information ranging from preventive care and claims status, to inquiries regarding network providers and benefit plan coverage.

    The program integrates the Company's PPO network of providers, The First Health Network, with clinical management programs and claims administration. Access to First Health's national network of providers, including specialty and sub-specialty care such as transplant, gives unparalleled provider coverage not only locally but throughout the country.

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

    Stop-Loss Insurance

    The Company's stop-loss insurance capabilities through its wholly-owned insurance companies allow another dimension to First Health's ability to serve as an integrated single source for managed care needs. Because First Health's stop-loss rates are based on the savings and value generated through the Company's various services, First Health is able to offer competitive rates and policies. The Company can offer multiple-year rate guarantees that include fixed-percent increases and that are based upon loss results. Stop-loss policies are written through the Company's wholly-owned insurance subsidiaries. Policies can be written for either specific or aggregate stop-loss insurance. This is the primary insurance product the Company is emphasizing in its sales efforts currently.

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

    Other Services

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

    Year 2000 Matters

       See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

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

    First Health competes on the basis of the quality and cost-effectiveness of its programs, its proprietary computer-based integrated information system and its emphasis on commitment to service and high degree of physician involvement. Due to the quality of the services offered, First Health tends to charge more for its services than many of its competitors.

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

    Employees

    As of December 31, 1999, First Health had approximately 3,600 employees, including approximately 1,450 employees involved in claims processing and related activities; 630 employees in information systems; 500 employees in various clinical management and quality assessment activities; 350 employees in PPO development and operations, 220 employees in sales and marketing; 200 involved in member and client service activities and the remainder involved with accounting, legal, human resources, facilities, and other administrative, support and executive functions. First Health also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by First Health to render consulting services. None of the Company's employees are presently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

    Government Regulations and Risk Management

    The Company believes that its methods of operation are in material compliance with all applicable laws, including statutes and regulations relating to PPO and clinical management operations.

  Item 2.   Properties

    First Health owns four office buildings consisting of an aggregate of approximately 465,000 square feet of space. The Company's headquarters are located in Downers Grove, Illinois and the other three are located in West Sacramento, California; Houston, Texas and
  Scottsdale, Arizona. Additionally, the Company leases significant office space in the Salt Lake City, Utah; Milwaukee, Wisconsin; Richmond, Virginia; Pittsburgh, Pennsylvania; Boise, Idaho; and the Los Angeles, California area. The Company also has numerous smaller leased facilities throughout the nation.

    All of the Company's buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet the Company's operating needs in the foreseeable future.

  Item 3.   Legal Proceedings

    First Health is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending suits will not have a material adverse effect on the business or financial condition of First Health. See Notes to Consolidated Financial Statements in the Company's 1999 Annual Reports to Stockholders, incorporated herein by reference, for further information.


  Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                     Executive Officers of the Company

  Name                    Age     Position
  -------------------     ---     -------------------------------------
  James C. Smith           59     President and Chief Executive Officer

  Daniel Brunner           56     Executive Vice President,
                                  Government Affairs

  Mary Anne Carpenter      54     Executive Vice President, Service
                                  Products

  A. Lee Dickerson         50     Executive Vice President, Provider
                                  Networks

  Patrick G. Dills         46     Executive Vice President, Sales

  Ronald H. Galowich       64     Secretary

  Lottie A. Kurcz          45     Senior Vice President, Strategic
                                  Business Development

  Jerry L. Seiler          59     Controller

  Susan T. Smith           49     General Counsel, Assistant Secretary

  Joseph E. Whitters       41     Vice President, Finance and
                                  Chief Financial Officer

  Edward L. Wristen        48     Executive Vice President, Chief
                                  Operating Officer

    James C. Smith has served as President and Chief Executive Officer and director of First Health since January, 1984.

    Daniel Brunner, a director of the Company, has been Executive Vice President, Government Affairs since January 1994. Prior to that, he was Corporate Operating Officer in charge of government affairs since February 1992. Mr. Brunner has served as President of AFFORDABLE since April 1983.

    Mary Anne Carpenter has held various senior management positions in the Company since joining the Company in 1983. In June 1997, Ms. Carpenter was promoted to Executive Vice President, Service Products. Prior to that, from March 1994 to May 1997, she was Executive Vice President, Clinical Operations and Claims Repricing. Prior to joining the Company, Ms. Carpenter held various positions in the health care industry.

    A. Lee Dickerson joined First Health in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 20 years experience in the health care industry.

    Patrick G. Dills joined First Health in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January 1994 and to Executive Vice President, Sales in 1998. Prior to joining First Health, Mr. Dills held various senior sales positions at M&M/Mars, and various divisions of Mars, Inc. for the prior six years.

    Ronald H. Galowich has served as Secretary of the Company since 1983, General Counsel from 1983 to March 1997, Executive Vice President of the Company from 1983 to May 1994 and Chairman of the Board of Madison Group Holdings, Inc., a multi-purpose business and investment company, since 1990.

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

    Jerry L. Seiler joined the Company in May 1989 as Accounting Manager and was promoted to Corporate Controller in 1990 and has served in that capacity since.

    Susan T. Smith has served as General Counsel of the Company since March 1997. She was Associate General Counsel from September 1994 and joined the Company in July 1992. Prior to joining First Health, Ms. Smith was a partner at Pryor, Carney and Johnson, a large Denver law firm where she headed the firm's healthcare law practice.

    Joseph E. Whitters joined the Company as Controller in October 1986 and has served as its Vice President, Finance since August 1987 and its Chief Financial Officer since March 1988.

    Edward L. Wristen joined First Health in November 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April 1991. In February 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January 1995, Mr. Wristen became Executive Vice President, Risk Products. In September 1998, Mr. Wristen became Chief Operating Officer. Prior to joining First Health, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March 1989 to November 1990. From February 1987 to February 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

    The Company's officers serve at the discretion of the Board of Directors.


                                 PART II

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
  Matters.

    The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since the Company's corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of holders of record of the Common Stock is set forth under "Common Stock" in the Company's 1999 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 1999 Annual Report to Stockholders. All such information is incorporated herein by reference.

  Item 6.   Selected Financial Data.

    Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    The  disclosures  about  Market  Risk  required  by  this  item   are
  contained in the Company's 1999 Annual Report on page 29 and are incorporated herein by reference.

  Item 8.   Financial Statements and Supplementary Data.

    The financial statements required by this item are contained in the Company's 1999 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

    Financial Statements:                                       Page No.
    ---------------------                                       --------
    Report of Independent Auditors                                 31

    Consolidated Balance Sheets as of
       December 31, 1998 and 1999                                  32

    Consolidated Statements of Operations for the Years Ended
       December 31, 1997, 1998 and 1999                            33

    Consolidated Statements of Comprehensive Income for the Years
       Ended December 31, 1997, 1998 and 1999                      33

    Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1997, 1998 and 1999                34-35

    Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1997, 1998 and 1999                36-37

    Notes to Consolidated Financial Statements                     38-45


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                 PART III

  Item 10.  Directors and Executive Officers of the Registrant.

    Certain information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Company" in Part
  I. Other information regarding the Company's executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 16, 2000 (the "Proxy Statement"), and such information is incorporated herein by reference.


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

            (1) The Index to Financial Statements is set forth on pages 25 and 26 of this report.

            (2)  Financial Statements Schedules:
                 Schedule II  -  Valuation and Qualifying Accounts and
                                 Reserves.
                 Schedule IV  -  Reinsurance

            (3)  Exhibits

    (b) Report on Form 8-K:

    The Company did not file a current report on Form 8-K during the fourth quarter of fiscal 1999.



                                   First Health Group Corp.
                  Schedule II - Valuation and Qualifying Accounts and Reserves
                         Years Ended December 31, 1999, 1998, and 1997

                                   Balance at    Additions Charged  Adjustments     Balance at
                                  Beginning of       to Costs           and           End of
  Description                        Period        and Expenses    Charges-offs       Period
  ------------                     ----------       ----------     -----------      ----------


Year Ended December 31, 1999

 Allowance for Doubtful Accounts  $11,151,000      $      --      $   (307,000)    $10,844,000
                                   ==========       ==========     ===========      ==========
 Accrued Restructuring Expenses   $15,303,000      $      --      $(10,154,000)    $ 5,149,000
                                   ==========       ==========     ===========      ==========

Year Ended December 31, 1998

 Allowance for Doubtful Accounts  $10,064,000      $   897,000    $    190,000     $11,151,000
                                   ==========       ==========     ===========      ==========
 Accrued Restructuring Expenses   $28,166,000      $      --      $(12,863,000)    $15,303,000
                                   ==========       ==========     ===========      ==========

Year Ended December 31, 1997

 Allowance for Doubtful Accounts  $ 2,573,000      $ 9,799,000(1) $ (2,308,000)    $10,064,000
                                   ==========       ==========     ===========      ==========
 Accrued Restructuring Expenses   $ 1,141,000      $26,036,000(2) $    989,000     $28,166,000
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

                                            First Health Group Corp.
                                            Schedule IV - Reinsurance
                                  Years Ended December 31, 1999, 1998 and 1997


                                                                                         Percentage
                                                    Ceded          Assumed               of Amount
                                    Gross          to Other      from Other      Net      Assumed
                                    Amount         Companies      Companies     Amount    to Net
                                  -----------   --------------    ---------   ----------    ---
    Year ended 12/31/99:

    Life insurance in force:     $448,134,000  $  (437,183,000)  $   --      $10,951,000    --%
                                  ===========   ==============    =========   ==========    ===
    Premiums:
       Life insurance               6,086,000       (5,901,000)      41,000      226,000    18%
       Accident and health
          insurance                 9,502,000       (3,497,000)   1,442,000    7,447,000    19%
                                  -----------   --------------    ---------   ----------    ---
    Total premiums               $ 15,588,000  $    (9,398,000)  $1,483,000  $ 7,673,000    19%
                                  ===========   ==============    =========   ==========    ===


    Year ended 12/31/98:

    Life insurance in force:     $585,037,000  $  (545,305,000)  $     --    $39,732,000    --%
                                  ===========   ==============    =========   ==========    ===
    Premiums:
       Life insurance               8,845,000       (8,442,000)      54,000      457,000    12%
       Accident and health
          insurance                19,539,000       (3,044,000)   2,039,000   18,534,000    11%
                                  -----------   --------------    ---------   ----------    ---
    Total premiums               $ 28,384,000  $   (11,486,000)  $2,093,000  $18,991,000    11%
                                  ===========   ==============    =========   ==========    ===


    Year ended 12/31/97:

    Life insurance in force:   $1,507,194,000  $(1,470,903,000) $ 1,151,000  $37,442,000     3%
                                =============   ==============    =========   ==========    ===
    Premiums:
       Life insurance               7,424,000       (7,104,000)      94,000      414,000    23%
       Accident and health
          insurance                11,046,000       (2,859,000)   2,147,000   10,334,000    21%
                                  -----------   --------------    ---------   ----------    ---
    Total premiums               $ 18,470,000  $    (9,963,000)  $2,241,000  $10,748,000    21%
                                  ===========   ==============    =========   ==========    ===

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST HEALTH GROUP CORP.

                          By:  /s/ James C. Smith
                          -------------------------
                          James C. Smith, President
                          and Chief Executive Officer

  Date:  March 23, 2000


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2000:

         Signature                                  Title
  ---------------------                   ----------------------------
  /s/Thomas J. Pritzker               *   Chairman of the Board
  Thomas J. Pritzker

  /s/James C. Smith                   *   President, Chief Executive
  James C. Smith                          Officer, Director
                                          (Principal Executive)

  /s/Joseph E. Whitters                   Chief Financial Officer
  Joseph E. Whitters                      (Principal Financial Officer)

  /s/Jerry L. Seiler                      Controller
  Jerry L. Seiler                         (Principal Accounting Officer)

  /s/Ronald H. Galowich               *   Secretary
  Ronald H. Galowich                      Director

  /s/Michael J. Boskin                *   Director
  Michael J. Boskin

  /s/Burton W. Kanter                 *   Director
  Burton W. Kanter

  /s/David Simon                      *   Director
  David Simon

  /s/Daniel Brunner                   *   Executive Vice President,
  Daniel Brunner                          Government Affairs,
                                          Director

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

  We have audited the consolidated financial statements of First Health Group Corp as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon, dated February 18, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



  DELOITTE & TOUCHE LLP

  Chicago, Illinois
  February 18, 2000

                               INDEX TO EXHIBITS

 Exhibit No.                      Description
 ------------------------------------------------------------------------
   2.1.            Omitted

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

   9.2.            Omitted

  10.1 - 10.24.    Omitted

  10.25.           Form of Consulting Physician Agreement, {10.20} (2)

  10.26.           Form of Consulting Specialist Agreement. {10.21} (2)

  10.27-10.53.     Omitted

  10.54. Form of Indemnification Agreement entered dated June 19, 1989 between OUCH and executive officers and directors of OUCH (Incorporated by reference to Exhibit B of definitive proxy materials filed by OUCH with the SEC on April 7, 1989) {10.54} (11)

  Exhibit No.                        Description
 ------------------------------------------------------------------------
  10.55-10.68.     Omitted

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

  10.95.           Omitted

  10.96. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.96} (20)

  10.97. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.97} (20)

  10.98. Option Agreement dated as of January 1, 1997 by and between The Company and James C. Smith. {10.98} (20)

  10.99. Agreement dated as of September 1, 1995 between HealthCare COMPARE Corp. and Electronic Data Systems. {10.99} (20)

  10.100. - 10.105 Omitted.

  Exhibit No.                        Description
 ------------------------------------------------------------------------

  10.106.          Employment  Agreement  dated April  29,  1997  between
                   HealthCare  COMPARE   Corp.  and  Patrick  G.   Dills.
                   {10.106}  (22)

  10.107.          Omitted.

  10.108. Stock Purchase Agreement among HealthCare COMPARE Corp., First Financial Management Corporation and First Data Corporation dated as of May 22, 1997, incorporated by reference from the Company's Second Quarter 1997 Form 10-Q dated August 13, 1997. {10.108} (22)

  10.109.          Amended  and Restated  Credit  Agreement dated  as  of
                   October 22, 1997 by and among HealthCare COMPARE Corp. as borrowers; LaSalle National Bank as administrative agent, issuing bank and lender; First Chicago Capital Markets, Inc., as syndication agent; and the other financial institutions party hereto as lenders. {10.109} (22)

  10.110. First Amendment to Amended and Restated Credit Agreement dated as of October 22, 1997, by and among First Health Group Corp. (f/k/a HealthCare COMPARE Corp.), as Borrower, LaSalle National Bank, as Administrative Agent, and the other parties thereto (the "Amendment") . {10.110} (25)

  10.111.          1998 Stock Option Plan {4} (23)

  10.112.          1998 Directors Stock Option Plan {4} (24)

  10.113. Employment Agreement dated May 18, 1999 between First Health Group Corp. and James C. Smith.

  10.114. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Ed Wristen.

  10.115. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Mary Anne Carpenter.

  10.116. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Lottie Kurcz.

  10.117. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Susan T. Smith.

  10.118. Employment Agreement dated May 1, 1999 between First Health Group Corp. and A. Lee Dickerson.

  10.119. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Jerry L. Seiler.

  Exhibit No.                        Description
 ------------------------------------------------------------------------
  10.120. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters.

  10.121. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills.

  11.              Computation of Basic and Diluted Earnings Per Share.

  13.              1999 Annual Report to Stockholders.

  21.              Subsidiaries of the Company.

  23.              Consent of Deloitte & Touche LLP

  24.              Powers of Attorney

  Exhibit No.                        Description
 ------------------------------------------------------------------------
  27.              Financial data schedules of the Company.

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

  (10) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on November 1, 1991.

  (11) Registration Statement of Form S-4, as filed with the Securities and Exchange Commission on January 27, 1992.

  (12) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 4, 1992.

  (13) Annual Report on Form 10-K for the year ended December 31, 1991 as filed with the Securities and Exchange Commission on March 27, 1992.

  Exhibit No.                        Description
 ------------------------------------------------------------------------
  (14) Annual Report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange Commission on March 26, 1993.

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

  (21) Registration Statement on Form S-8 as filed with the Securities Exchange Commission on July 23, 1997.

  (22) Annual Report on Form 10K for the year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

  (23) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

  (24) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

  (25) Annual Report on Form 10K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 29, 1999.