Form 10-Q
period 2000-03-31
FIRST HEALTH GROUP CORP
filed 2000-05-10
CIK 812910

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2000
                                   OR
     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ________ to ________

                     Commission file number 0-15846

                        First Health Group Corp.
                  (formerly HealthCare COMPARE Corp.)
         (Exact name of registrant as specified in its charter)

             Delaware                         36-3307583
 -------------------------------  ------------------------------------
 (State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)

          3200 Highland Avenue, Downers Grove, Illinois 60515
           --------------------------------------------------
           (Address of principal executive offices, Zip Code)

                             (630) 737-7900
            ------------------------------------------------
            (Registrant's phone number, including area code)

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on May 8, 2000, was 47,753,527.

              First Health Group Corp. and Subsidiaries


                               INDEX


 Part I.Financial Information                                      Page Number
                                                                   -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at March 31, 2000
         and December 31, 1999 ...................................      3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at March 31, 2000 and December 31, 1999 ..........      4

       Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 1999 ...........................      5

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2000 and 1999 ..............      5

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999 ...........................    6-7

       Notes to Consolidated Financial Statements ................   8-10

       Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................  11-15

       Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ..........................................     16

 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K .................     17


 Signatures ......................................................     18

 PART 1.  Financial Information

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)


 ASSETS

                                            March 31, 2000  December 31, 1999
                                              ------------    ------------
 Current Assets:
   Cash and cash equivalents .....           $  26,130,000   $  35,639,000
   Short-term investments ........                  99,000          78,000
   Accounts receivable, less allowances
     for doubtful accounts of $10,861,000
     and $10,844,000, respectively              69,569,000      59,482,000
   Deferred income taxes .........              14,925,000      14,925,000
   Other current assets ..........              14,507,000      10,609,000
                                              ------------    ------------
   Total current assets ..........             125,230,000     120,733,000

 Long-Term Investments:
   Marketable securities .........              62,585,000      61,037,000
   Other .........................              32,287,000      31,842,000
                                              ------------    ------------
                                                94,872,000      92,879,000
                                              ------------    ------------
 Property and Equipment:
   Land, buildings and improvements             64,944,000      64,765,000
   Computer equipment and software             133,568,000     124,614,000
   Office furniture and equipment               14,968,000      14,235,000
                                              ------------    ------------
                                               213,480,000     203,614,000
   Less accumulated depreciation and
      amortization................             (83,664,000)    (75,602,000)
                                              ------------    ------------
   Net property and equipment ....             129,816,000     128,012,000
                                              ------------    ------------

 Goodwill, less accumulated amortization of
   $9,754,000 and $8,701,000, respectively      92,577,000      93,629,000
 Reinsurance Recoverable..........              50,164,000      50,810,000
 Other Assets.....................               2,445,000       2,671,000
                                              ------------    ------------
                                             $ 495,104,000   $ 488,734,000
                                              ============    ============

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)


 LIABILITIES AND STOCKHOLDERS' EQUITY

                                            March 31, 2000  December 31, 1999
                                              ------------    ------------
 Current Liabilities:
   Accounts payable ..............           $  29,316,000   $  28,307,000
   Accrued expenses ..............              28,518,000      27,680,000
   Income taxes payable ..........              13,548,000       1,493,000
   Claims reserves ...............              11,415,000      10,628,000
                                              ------------    ------------
   Total current liabilities .....              82,797,000      68,108,000

 Long-Term Debt...................             215,000,000     240,000,000
 Claims Reserves _ Non-Current....              50,164,000      50,810,000
 Deferred Taxes...................              21,012,000      20,306,000
 Other Non-Current Liabilities....              22,772,000      22,778,000
                                              ------------    ------------
   Total liabilities .............             391,745,000     402,002,000
                                              ------------    ------------

 Commitments and Contingencies....                      --              --

 Stockholders' Equity:

   Common stock ..................                 777,000         770,000
   Additional paid-in capital ....             207,097,000     189,383,000
   Retained earnings..............             473,052,000     453,440,000
   Stock option loans receivable .              (5,276,000)     (2,859,000)
   Accumulated comprehensive loss               (3,319,000)     (4,401,000)
   Treasury stock, at cost .......            (568,972,000)   (549,601,000)
                                              ------------    ------------
   Total stockholders' equity ....             103,359,000      86,732,000
                                              ------------    ------------
                                             $ 495,104,000   $ 488,734,000
                                              ============    ============

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                          Three Months Ended March 31,
                                           --------------------------
                                              2000            1999
                                           -----------    -----------
 Revenues............................     $122,475,000   $117,361,000
                                           -----------    -----------
 Operating expenses:

   Cost of services .................       55,435,000     55,696,000
   Selling and marketing ............       11,473,000     11,742,000
   General and administrative .......        8,725,000      9,520,000
   Healthcare benefits ..............        2,359,000      2,249,000
   Depreciation and amortization ....        9,113,000      7,046,000
                                           -----------    -----------
                                            87,105,000     86,253,000
                                           -----------    -----------
 Income from operations..............       35,370,000     31,108,000

 Other (income) expense:
   Interest expense .................        3,966,000      3,411,000
   Interest income ..................       (1,557,000)    (1,607,000)
                                           -----------    -----------
 Income before income taxes..........       32,961,000     29,304,000

 Income taxes........................      (13,349,000)   (11,724,000)
                                           -----------    -----------
 Net income..........................     $ 19,612,000   $ 17,580,000
                                            ==========    ===========

 Weighted average shares
   outstanding - basic                      47,712,000     52,752,000
                                            ==========    ===========
 Net income per common share - basic.     $        .41   $        .33
                                            ==========    ===========
 Weighted average shares
   outstanding - diluted                    49,531,000     53,108,000
                                            ==========    ===========
 Net income per common share - diluted     $       .40   $        .33
                                            ==========    ===========

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------
                                               2000           1999
                                          ------------   ------------
 Net income..........................    $  19,612,000  $  17,580,000
                                          ------------   ------------
 Unrealized gains (losses) on securities,
  before tax.........................        1,818,000       (622,000)
 Income tax (expense) benefit related to
 items of other comprehensive income.         (736,000)       249,000
                                          ------------   ------------
 Other comprehensive income (loss)...        1,082,000       (373,000)
                                          ------------   ------------
 Comprehensive income................    $  20,694,000  $  17,207,000
                                          ============   ============

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                               Three Months Ended March 31,
                                              ----------------------------
                                                    2000         1999
                                              ------------    ------------
 Cash flows from operating activities:
   Cash received from customers .........    $ 112,788,000   $ 113,012,000
   Cash paid to suppliers and employees .      (78,135,000)    (81,819,000)
   Healthcare benefits paid .............       (1,320,000)     (3,743,000)
   Interest income received .............        1,208,000       2,638,000
   Interest expense paid ................       (3,813,000)     (3,343,000)
   Income taxes (paid) received, net ....        1,386,000      (3,958,000)
                                              ------------    ------------
   Net cash provided by operating activities    32,114,000      22,787,000
                                              ------------    ------------
 Cash flows from investing activities:
   Purchases of investments .............       (2,464,000)    (32,386,000)
   Sales of investments .................        2,456,000      56,296,000
   Purchase of property and equipment ...       (9,868,000)    (12,213,000)
                                              ------------    ------------
   Net cash provided by (used in)
     investing activities ...............       (9,876,000)     11,697,000
                                              ------------    ------------
 Cash flows from financing activities:
   Exercises of put options on common stock           --        (4,429,000)
   Purchase of treasury stock ...........      (10,938,000)    (63,090,000)
   Extinguishment of long-term debt .....      (25,000,000)           --
   Stock option loans to employees ......       (3,050,000)           --
   Stock option loan repayments .........          633,000            --
   Proceeds from issuance of common stock        6,608,000       1,096,000
   Proceeds from sale of put options
     on common stock ....................             --           410,000
                                              ------------    ------------
   Net cash used in financing activities       (31,747,000)    (66,013,000)
                                              ------------    ------------

 Net decrease in cash and cash equivalents      (9,509,000)    (31,529,000)
 Cash and cash equivalents, beginning
   of period                                    35,639,000      50,264,000
                                              ------------    ------------
 Cash and cash equivalents, end of period    $  26,130,000   $  18,735,000
                                              ============    ============
 Non-cash financing activity:
   Stock options exercised in exchange for
     stock shares.......................     $   8,433,000            --
                                              ============    ============
   Treasury stock purchase payable .....     $        --     $     232,000
                                              ============    ============

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                Three Months Ended March 31,
                                                 -------------------------
                                                     2000           1999
                                                 -----------   -----------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income...............................      $ 19,612,000  $ 17,580,000
                                                 -----------   -----------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:

     Depreciation and amortization .......         9,113,000     7,046,000

     Change in provision for uncollectible
       receivables .......................            17,000        25,000

     Tax benefit from stock options exercised      2,680,000          --

     Unrealized holding (gain) loss
       on marketable securities...........          (742,000)      240,000

     Loss on investment sales ............            29,000       759,000

     Other, net ..........................           498,000        55,000

     Changes in Assets and Liabilities:

     Accounts receivable .................       (10,104,000)   (5,462,000)

     Other current assets ................        (3,898,000)     (743,000)

     Reinsurance recoverable .............           646,000     2,508,000

     Accounts payable and accrued expenses         1,847,000    (7,747,000)

     Claims reserves .....................           141,000    (4,604,000)

     Income taxes payable ................        12,055,000     7,760,000

     Non-current assets and liabilities ..           220,000     5,370,000
                                                 -----------   -----------
   Total adjustments .....................        12,502,000     5,207,000
                                                 -----------   -----------
   Net cash provided by operating activities    $ 32,114,000  $ 22,787,000
                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1999 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,082,000, net of deferred income taxes, for the three months ended March 31, 2000. The net unrealized loss as of March 31, 2000, included as a component of stockholders' equity, was $3,319,000, net of deferred income taxes. The Company has four separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of March 31, 2000 was $28.6 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $573,000 and $355,000 for the three months ended March 31, 2000 and 1999, respectively, and is included in interest income.

 3. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first three months of 2000, the Company repurchased 445,000 shares for a total cost of approximately $11 million. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. As of March 31, 2000, approximately 6.5 million shares remain available for repurchase under the Company's current repurchase authorization.

     In connection with its stock repurchase program, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 500,000 shares of common stock at a price of $20.75 per share. The outstanding put options expire on May 17, 2000. During the three months ended March 31, 2000 no shares were put to the Company. During the three months ended
     March 31, 1999, 977,000 shares were put to the Company at a total cost of $22,891,000. These shares were recorded as treasury shares, at cost, in the Company's financial statements. In addition, the Company settled 573,000 puts by delivering $4,429,000 in cash to the option holders.

 4. Weighted average shares outstanding increased for diluted earnings per share by 1,819,000 and 356,000, respectively, for the three months ended March 31, 2000 and 1999 due to the effect of stock options outstanding. Diluted net income per share was $. 01 less than basic net income per share for the three months ended March 31, 2000 also due to the effect of stock options outstanding. Diluted net income per share was the same as basic net income per share for the three months ended March 31, 1999.

 5. Effective January 1, 1999, the Company adopted Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll and payroll related costs during the application development stage of a software project. The Company capitalized approximately $1.5 million and $1.1 million during the three months ended March 31, 2000 and 1999, respectively, that would have previously been expensed.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for the Company beginning January 1, 2001. The Company is currently assessing the impact of SFAS No. 133, but does not expect this statement to have a material effect on its results of operations and financial position.

 6. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings which constitute litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, only one matter was potentially material to the business or the financial condition of the Company. On August 6, 1998, amended counterclaims were asserted against the Company in a lawsuit pending in the United States District Court for the Northern District of Illinois. The Company had initiated on April 26, 1996 a lawsuit against United Payors and United Providers ("UP & UP"), which operates a network of hospital and other medical providers and generally does not require the use of financial incentives to encourage claims for trademark infringement and potential patients to use UP & UP network providers for medical care. The Company asserted deceptive trade practices, fraud and deceptive business practices, intentional interference with contracts and prospective business relationships, and unfair competition.

    In answering the Company's lawsuit, UP & UP denied the allegations and asserted defenses. UP & UP also asserted counterclaims seeking damages for alleged "false advertising" by the Company, unfair competition and deceptive trade practices, defamation and commercial disparagement.

    The Company filed motions for summary judgment dismissing UP & UP's counterclaims. Those motions were granted on May 1, 2000, and all of UP & UP's counterclaims have been dismissed. The order dismissing UP & UP's counterclaims is not yet final or appealable since other claims of the Company remain pending in the trial court. At this time, the Company does not believe that the counterclaims will have a probable material adverse effect on the Company's financial condition or future operating results.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's group health, workers' compensation and risk businesses; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to achieve the improved operating results that are anticipated with the recent completion of the consolidation and rationalization of the Company's commercial claims processing business, successfully implement new contracts and programs, and control healthcare benefit expenses, the Company may not achieve its projected 2000 financial results (discussed below).


 Results of Operations


   The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage of savings basis (PPO) or on a predetermined contractual basis (claims administration, fee schedule and clinical management services). As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

   The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively:

                                               Sources of Revenue

                                                ($ in thousands)
                                           Three Months Ended March 31,
                                        ---------------------------------
                                         2000      %        1999       %
                                        -------   ---      -------    ---
      Sources of Revenue:
        PPO Services                   $ 64,917    53%    $ 54,061     46%
        Claims Administration            37,545    31       43,004     37
        Clinical Management Services      7,711     6        8,737      7
        Fee Schedule Services             8,958     7        8,629      7
        Premiums, Net                     2,908     2        2,197      2
        Service                             436     1          733      1
                                        -------   ---      -------    ---
      Total Revenue                    $122,475   100%    $117,361    100%
                                        =======   ===      =======    ===

   Revenue for the three months ended March 31, 2000 increased $5,114,000 (4%) from the same period of 1999 due to strong PPO revenue which increased 20% from the first quarter of 1999 and is the largest percentage increase since the first quarter of 1995. The increase in PPO revenue for the three months ended March 31, is due primarily to new client activity. Claims administration revenue decreased $5,459,000 (13%) from the same period last year due to the implementation of the Company's strategy of focusing on larger multi-sited national employers in the group health area (see "FHC Integration Status"). Similarly, revenue from clinical cost management services decreased $1,026,000 (12%) for the three months ended March 31, 2000 from the comparable period in 1999. This decrease is also due to the loss of business discussed under "FHC Integration Status". Revenue from fee schedule services increased $329,000 (4%) from the comparable period in 1999 due primarily to expanded contract activity with several existing clients. Premium revenue increased $711,000 (32%) for the three months ended March 31, 2000 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $297,000 (41%) from the comparable period of 1999 due to the planned termination of unprofitable business.

   Cost of services was essentially unchanged for the three months ended March 31, 2000 from the comparable period of 1999. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 45% from 47% in the comparable period last year. This decrease is due primarily to the cost reduction measures the Company initiated in 1999.

   Selling and marketing costs for the three months ended March 31, 2000 decreased $269,000 (2%) from the comparable period of 1999. The decrease is also due primarily to the cost reduction measures the Company initiated in 1999. These costs are expected to increase in 2000 as the Company introduces its focused national marketing campaign.

   General and administrative costs for the three months ended March 31, 2000 decreased $795,000 (8%) from the comparable period of 1999. This decrease is primarily attributable to the elimination of duplicate functions within the Company.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $110,000 (5%) for the three months ended March 31, 2000 from the comparable period of 1999. This increase is due primarily to new client activity. The loss ratio (losses as a percent of premiums) was 81% for the three months ended March 31, 2000 compared to 102% for the comparable period of 1999. The improvement in the loss ratio during the first quarter of 2000 is due to termination of the Company's unprofitable HMO-like business, improved experience in the remaining book of business, and the addition of clients in the more profitable employer stop loss insurance business. Management believes the 81% loss ratio for the first quarter of 2000 is reasonable for the Company's existing and new business and expects this ratio to continue through 2000.

   Depreciation and amortization expenses increased $2,067,000 (29%) for the three months ended March 31, 2000 from the comparable period of 1999 due primarily to increased technology infrastructure investments made over the course of the past year. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest income for the three months ended March 31, 2000 decreased $50,000 (3%) from the same period in 1999 due primarily to the $25 million of debt the Company repaid during the first quarter of 2000 resulting in less cash equivalents and investments available.

   Interest expense increased $555,000 (16%) from the comparable period of 1999 due primarily to an increase in the interest rate for the Company's revolving credit agreement since March 31, 1999. The interest rate is currently approximately 7% per annum.

   Net income for the three months ended March 31, 2000, increased $2,032,000 (12%) from the comparable period of 1999. This increase is due primarily to the increase in PPO revenue as well as expense controls the Company initiated in 1999 and the other factors discussed above.

   Diluted net income per common share for the three months ended March 31, 2000 increased 21% to $.40 per share from the comparable period of 1999. The increase in net income per common share was favorably impacted by the repurchase of 445,000 shares of Company common stock during the first three months of 2000 and the 4,045,000 shares repurchased during the last nine months of 1999. For the three months ended March 31, 2000, diluted common shares outstanding decreased 7% from the comparable period of 1999.

 Liquidity and Capital Resources

   The  Company  had $42,433,000  in  working  capital at  March  31,  2000 compared with working capital of $52,625,000 at December 31, 1999. Through the first three months of the year, operating activities provided $32,114,000 of cash. Investment activities used $9,876,000 of cash representing purchases of fixed assets of $9,868,000 and net purchases of investments of $8,000. Financing activities used $31,747,000 of cash representing $10,938,000 in purchases of treasury stock, $25,000,000 in extinguishment of long-term debt and $3,050,000 in loans to employees to finance the exercise of stock options partially offset by $6,608,000 in proceeds from issuance of common stock and $633,000 in stock option loan repayments.

   On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of First Health Strategies, Inc. and First Heath Services Corp. ("FHC"). In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of March 31, 2000, $215 million was outstanding under this facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 FHC Integration Status

   The integration of the FHC acquisition was completed in 1999. The Company focused First Health Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company sold several hundred client contracts that did not fit into this niche which represented approximately $20 million in annual revenue. The Company did not receive material consideration for this sale. Additionally, the Company instituted significant price increases, particularly for clients that had been paying fees at unreasonably low margins. Although these actions have resulted in the loss of a significant number of clients, management expects these actions will result in increased efficiency of the Company's operations.

 2000 Outlook

   The Company is currently targeting revenue growth in the 10% area to more than $500 million in 2000. Earnings per share (EPS) percentage growth is currently estimated to be in excess of 20% resulting in EPS of approximately $1.65 for the year.

   Revenue growth will be lead by the addition of the Mail Handlers Benefit Plan to our PPO business. PPO revenue is currently estimated to grow in the 20% area for the year. Additionally, the Company has announced several additional new contracts which are expected to contribute to its projected revenue and EPS growth. Expenses are currently forecasted not to grow as quickly as the growth in revenue which, coupled with fewer shares outstanding, allows for EPS growth in excess of 20%.

 Potential Managed Care Litigation

   Much  has been  recently  written about  the  plaintiff's bar  attacking
 managed care  organizations.    We  believe  First  Health  is  very  well
 positioned to avoid litigation for the following reasons:

   * Counsel for class action plaintiffs is sophisticated and understands the differences between HMOs, which offer little or no choice to their subscribers regarding provider selection, and the PPO services the Company provides.
   * The Company does not incent or penalize its network physicians through capitation, risk sharing, cash incentive bonuses or other methods for denying or limiting care. Its "control" over physicians is limited to qualifying them for participation in the network based on objective criteria related only to their credentials, licensure, malpractice history, insurance, etc. Network physicians are truly independent contractors, solely responsible for the health care of their patients.
   * Consistent with many state law requirements and national accreditation standards, there is no direct or indirect financial bonus or remuneration paid to individuals involved in the recommendation of medical care based on medical necessity.
   * Most importantly, participants in our customers' plans have choice. Commonly, our customers offer 2 or more plan options, the PPO option alone inherently provides choice with a meaningful (but compared to an HMO, modest) benefit differential. The choice of medical specialists is solely within the control of the treating physician and the patient.

   As a result of all of these factors, the Company believes it is in a much better and advantageous position concerning potential managed care litigation.

 Year 2000 Matters

 The Company has not experienced any material adverse impact on its operations or in its relationships with customers, vendors or others as a result of Y2K issues. The Company has not incurred any Y2K costs during the three months ended March 31, 2000, nor does it expect to incur any Y2K costs going forward.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for the Company beginning January 1, 2001. The Company does not expect SFAS No. 133 to have a material effect on its results of operations and financial position.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk exposure at March 31, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.


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

                                    First Health Group Corp.

 Dated:    May 10, 2000             /s/James C. Smith
                                    -------------------------------------
                                    James C. Smith
                                    President and Chief Executive Officer


 Dated:    May 10, 2000             /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial Officer)