Form 10-Q
period 2000-06-30
FIRST HEALTH GROUP CORP
filed 2000-08-11
CIK 812910

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2000
                                   OR
     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

                             (630) 737-7900
           --------------------------------------------------
            (Registrant's phone number, including area code)

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on August 9, 2000, was 48,429,367.

            First Health Group Corp. and Subsidiaries

                              INDEX


Part I.  Financial Information

                                                                Page Number
                                                                -----------
      Item 1.  Financial Statements

      Consolidated Balance Sheets - Assets at  June 30, 2000
        and December 31, 1999 ......................                 3

      Consolidated Balance Sheets - Liabilities and Stockholders'
        Equity at June 30, 2000 and December 31, 1999                4

      Consolidated Statements of Operations for the three months
        ended June 30, 2000 and 1999 ...............                 5

      Consolidated Statements of Operations for the six months
        ended June 30, 2000 and 1999 ...............                 6

      Consolidated Statements of Comprehensive Income for the
        three months ended June 30, 2000 and 1999 ..                 7

      Consolidated Statements of Comprehensive Income for the
        six months ended June 30, 2000 and 1999 ....                 7

      Consolidated Statements of Cash Flows for the six months
        ended June 30, 2000 and 1999 ...............                8-9

      Notes to Consolidated Financial Statements ...               10-11

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .....               12-17

      Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk .............................                 18

Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders   19

      Item 6.  Exhibits and Reports on Form 8-K ....                 19


Signatures..........................................                 20

PART 1.  Financial Information

First Health Group Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
---------------------------------------------------------------------------

ASSETS                                     June 30, 2000  December 31, 1999
                                             -----------     -----------
Current Assets:
  Cash and cash equivalents .....           $ 39,260,000    $ 35,639,000
  Short-term investments ........                178,000          78,000
  Accounts receivable, less allowances for
     doubtful accounts of $10,752,000
     and $10,844,000, respectively            68,490,000      59,482,000
  Deferred income taxes .........             14,925,000      14,925,000
  Other current assets ..........             11,801,000      10,609,000
                                             -----------     -----------
  Total current assets ..........            134,654,000     120,733,000

Long-Term Investments:
  Marketable securities .........             63,989,000      61,037,000
  Other .........................             38,395,000      31,842,000
                                             -----------     -----------
                                             102,384,000      92,879,000
                                             -----------     -----------
Property and Equipment:
  Land, buildings and improvements            66,026,000      64,765,000
  Computer equipment and software            145,759,000     124,614,000
  Office furniture and equipment              15,510,000      14,235,000
                                             -----------     -----------
                                             227,295,000     203,614,000

  Less accumulated depreciation and
     amortization................            (92,171,000)    (75,602,000)
                                             -----------     -----------
  Net property and equipment ....            135,124,000     128,012,000
                                             -----------     -----------
Goodwill, less accumulated amortization
  of $10,620,000, and $8,701,000,
  respectively...................             91,710,000      93,629,000
Reinsurance recoverable..........             35,132,000      50,810,000

Other Assets.....................              2,360,000       2,671,000
                                             -----------     -----------
                                            $501,364,000    $488,734,000
                                             ===========     ===========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                           June 30, 2000  December 31, 1999
                                             -----------     -----------
Current Liabilities:
  Accounts payable ..............           $ 23,425,000    $ 28,307,000
  Accrued expenses ..............             29,909,000      27,680,000
  Income taxes payable ..........              4,266,000       1,493,000
  Claims reserves ...............             13,212,000      10,628,000
                                             -----------     -----------
  Total current liabilities .....             70,812,000      68,108,000


Long-Term Debt...................            195,000,000     240,000,000
Claims Reserves _ Non-Current....             35,132,000      50,810,000
Non-Deferred Taxes...............             34,765,000      20,306,000
Other Non-Current Liabilities....             22,566,000      22,778,000
                                             -----------     -----------
  Total liabilities .............            358,275,000     402,002,000
                                             -----------     -----------
Commitments and Contingencies....                     --              --

Stockholders' Equity:

  Common stock ..................                784,000         770,000
  Additional paid-in capital ....            223,449,000     189,383,000
  Retained earnings .............            493,585,000     453,440,000
  Stock option loan receivable ..             (2,649,000)     (2,859,000)
  Accumulated comprehensive loss              (2,808,000)     (4,401,000)
  Treasury stock, at cost .......           (569,272,000)   (549,601,000)
                                             -----------     -----------
  Total stockholders' equity ....            143,089,000      86,732,000
                                             -----------     -----------
                                            $501,364,000    $488,734,000
                                             ===========     ===========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
---------------------------------------------------------------------------

                                               Three Months Ended June 30,
                                                   2000           1999
                                               -----------    -----------
Revenues............................          $125,884,000   $115,430,000
                                               -----------    -----------
Operating expenses:

  Cost of services .................            55,964,000     54,532,000
  Selling and marketing ............            11,914,000     11,450,000
  General and administrative .......             8,510,000      9,352,000
  Healthcare benefits ..............             3,374,000      2,746,000
  Depreciation and amortization ....             9,374,000      7,302,000
                                               -----------    -----------
                                                89,136,000     85,382,000
                                               -----------    -----------

Income from operations..............            36,748,000     30,048,000

Other (income) expense:

  Interest expense .................             4,079,000      3,584,000
  Interest income ..................            (1,841,000)    (1,809,000)
                                               -----------    -----------
Income before income taxes..........            34,510,000     28,273,000

Income taxes........................           (13,977,000)   (11,323,000)
                                               -----------    -----------
Net income..........................          $ 20,533,000   $ 16,950,000
                                               ===========    ===========

Weighted average shares outstanding - basic     47,970,000     50,426,000
                                               ===========    ===========
Net income per common share - basic           $        .43   $        .34
                                               ===========    ===========
Weighted average shares outstanding - diluted   49,984,000     50,787,000
                                               ===========    ===========
Net income per common share - diluted         $        .41   $        .33
                                               ===========    ===========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
---------------------------------------------------------------------------

                                                Six Months Ended June 30,
                                                   2000           1999
                                               -----------    -----------
Revenues............................          $248,359,000   $232,791,000
                                               -----------    -----------
Operating expenses:

  Cost of services .................           111,399,000    110,228,000
  Selling and marketing ............            23,387,000     23,192,000
  General and administrative .......            17,235,000     18,872,000
  Healthcare benefits ..............             5,733,000      4,995,000
  Depreciation and amortization ....            18,487,000     14,348,000
                                               -----------    -----------
                                               176,241,000    171,635,000
                                               -----------    -----------

Income from operations..............            72,118,000     61,156,000

Other (income) expense:

  Interest expense .................             8,045,000      6,995,000
  Interest income ..................            (3,398,000)    (3,416,000)
                                               -----------    -----------
Income before income taxes..........            67,471,000     57,577,000

Income taxes........................           (27,326,000)   (23,047,000)
                                               -----------    -----------
Net income..........................          $ 40,145,000   $ 34,530,000
                                               ===========    ===========

Weighted average shares outstanding - basic     47,862,000     51,632,000
                                               ===========    ===========
Net income per common share - basic           $        .84   $        .67
                                               ===========    ===========
Weighted average shares outstanding - diluted   49,772,000     51,999,000
                                               ===========    ===========
Net income per common share - diluted         $        .81   $        .66
                                               ===========    ===========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
---------------------------------------------------------------------------

                                              Three Months Ended June 30,
                                              ---------------------------
                                                  2000           1999
                                               ----------     ----------
Net income..........................          $20,533,000    $16,950,000
                                               ----------     ----------
Unrealized gains (losses) on securities,
  before tax .......................              859,000       (113,000)
Income tax (expense) benefit related to
  items of other comprehensive income            (348,000)        45,000
                                               ----------     ----------
Other comprehensive income (loss)...              511,000        (68,000)
                                               ----------     ----------
Comprehensive income................          $21,044,000    $16,882,000
                                               ==========     ==========



                                               Six Months Ended June 30,
                                               -------------------------
                                                2000             1999
                                               ----------     ----------
Net income..........................          $40,145,000    $34,530,000
                                               ----------     ----------
Unrealized gains (losses) on securities,
  before tax........................           2,644,000       (735,000)
Income tax (expense) benefit related to
  items of other comprehensive income          (1,051,000)       294,000
                                               ----------     ----------
Other comprehensive income (loss)...            1,593,000       (441,000)
                                               ----------     ----------
Comprehensive income................          $41,738,000    $34,089,000
                                               ==========     ==========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
---------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2000           1999
                                                -----------    -----------

Cash flows from operating activities:
  Cash received from customers .........       $240,744,000   $229,151,000
  Cash paid to suppliers and employees .       (158,465,000)  (159,381,000)
  Healthcare benefits paid .............         (3,150,000)    (6,984,000)
  Interest income received .............          2,755,000      4,021,000
  Interest expense paid ................         (6,718,000)    (6,834,000)
  Income taxes paid, net ...............         (3,516,000)   (22,252,000)
                                                -----------    -----------
  Net cash provided by operating activities      71,650,000     37,721,000
                                                -----------    -----------
Cash flows from investing activities:
  Purchases of investments .............        (13,398,000)   (50,688,000)
  Sales of investments .................          7,064,000     93,401,000
  Purchase of property and equipment ...        (23,682,000)   (25,735,000)
                                                -----------    -----------
  Net cash provided by (used in)
    investing activities ...............        (30,016,000)    16,978,000
                                                -----------    -----------
Cash flows from financing activities:
  Exercises of put options on common stock               --     (4,429,000)
  Purchase of treasury stock ...........        (10,938,000)   (90,099,000)
  Repayment of long-term debt ..........        (45,000,000)            --
  Stock option loans to employees ......         (3,337,000)            --
  Stock option loan repayments .........          3,547,000             --
  Proceeds from issuance of common stock         17,715,000      2,847,000
  Proceeds from sale of put options
    on common stock ....................                 --      1,010,000
  Proceeds from issuance of long-term debt               --     10,000,000
                                                -----------    -----------
  Net cash used in financing activities         (38,013,000)   (80,671,000)
                                                -----------    -----------
Net increase (decrease) in cash and
  cash equivalents .....................          3,621,000    (25,972,000)
Cash and cash equivalents, beginning of period   35,639,000     50,264,000
                                                -----------    -----------
Cash and cash equivalents, end of period       $ 39,260,000   $ 24,292,000
                                                ===========    ===========
Non-cash financing activity:
  Stock options exercised in exchange
    for common stock                           $  8,733,000   $         --
                                                ===========    ===========

               See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
---------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2000           1999
                                                -----------    -----------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

Net Income...............................      $ 40,145,000   $ 34,530,000
                                                -----------    -----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:

    Depreciation and amortization .......        18,487,000     14,348,000

    Change in provision for uncollectible
      receivables .......................           (92,000)       (91,000)

    Tax benefit from stock options exercised      7,632,000        453,000

    Unrealized holding (gain) loss on
      marketable securities .............        (1,051,000)       294,000

    Loss on investment sales ............            33,000        688,000

    Deferred income taxes ...............        14,459,000             --

    Other, net ..........................          (658,000)       326,000



    Changes in Assets and Liabilities:

    Accounts receivable .................        (8,916,000)    (5,481,000)

    Other current assets ................        (1,192,000)     1,510,000

    Reinsurance recoverable .............        15,678,000      1,565,000

    Accounts payable and accrued expenses        (2,653,000)    (9,799,000)

    Claims reserves .....................       (13,094,000)    (4,637,000)

    Income taxes payable ................         2,773,000        336,000

    Non-current assets and liabilities ..            99,000      3,679,000
                                                -----------    -----------

  Total adjustments .....................        31,505,000      3,191,000
                                                -----------    -----------

  Net cash provided by operating activities    $ 71,650,000   $ 37,721,000
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

 2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,593,000, net of deferred income taxes, for the six months ended June 30, 2000. The net unrealized loss as of June 30, 2000, included as a component of stockholders' equity, was $2,808,000, net of deferred income taxes. The Company has five separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of June 30, 2000 was $34.7 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $1,082,000 and $705,000 for the six months ended June 30, 2000 and 1999, respectively, and is included in interest income.

 3. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first six months of 2000, the Company repurchased 445,000 shares for a total cost of approximately $11 million. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. As of June 30, 2000, approximately 6.5 million shares remain available for repurchase under the Company's current repurchase authorization.

 4. Weighted average shares outstanding increased for diluted earnings per share by 2,014,000 and 1,910,000 and by 361,000 and 367,000, respectively, for the three and six months ended June 30, 2000 and 1999 due to the effect of stock options outstanding. Diluted net income per share was $.02 and $.03 less than basic net income per share for the three and six months ended June 30, 2000 also due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for the three and six months ended June 30, 1999 due to the effect of stock options.

 5. Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll related costs during the application development stage of a software project. The Company capitalized approximately $2.6 million and $2.4 million during the six months ended June 30, 2000 and 1999, respectively, that would have previously been expensed.

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

 6. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings which constitute litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, only one matter has the potential to be material to the business or the financial condition of the Company. In July 2000, the District of Columbia Office of Inspector General ("OIG") issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. First Health Services Corporation ("Services"), a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996 Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits.

    The Company disagrees with the OIG's allegations concerning payment errors for several reasons, including the following: (1) a large percentage of the payments identified by the OIG were the result of eligibility determinations made after (sometimes long after) the claim was paid; and (2) a large percentage of the payments identified by OIG were payments made in situations in which historical eligibility information was unavailable due to the limitations of the District's system on which eligibility information is stored. Moreover, when the issue of potential overpayments was first raised with District officials in 1996, (prior to the Company's acquisition of Services) Services recommended that efforts be undertaken to recover any payments made to providers on behalf of ineligible participants, but Services was never authorized by the District to take any action in this regard.

    Services and the Company are cooperating with the OIG's ongoing investigation and will defend their interests vigorously. At this time, the Company does not believe that the claim related to the District of Columbia Medicaid program will have a material adverse effect on the Company's financial condition due to indemnification arrangements entered into with the previous owner of Services and the lack of merit of the allegations.

 First Health Group Corp. and Subsidiaries

 Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
 (Unaudited)

 Forward-Looking Information

   This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "could" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

   The following table sets forth information with respect to the sources of the Company's revenues for the three months and six months ended June
 30, 2000 and 1999, respectively:

                                              Sources of Revenue
                                               ($ in thousands)

                                          Three Months Ended June 30,
                                          ---------------------------
                                           2000     %      1999     %
                                         -------  ----   -------  ----
      Sources of Revenue:

        PPO Services                    $ 67,683   54%  $ 55,969   48%
        Claims Administration             37,381   30     39,790   34
        Clinical Management Services       8,120    6      8,693    8
        Fee Schedule Services              9,743    8      8,546    7
        Premiums, Net                      2,714    2      1,760    2
        Service                              243   --        672    1
                                         -------  ----   -------  ----
      Total Revenue                     $125,884  100%  $115,430  100%



                                                Sources of Revenue
                                                 ($ in thousands)

                                           Six Months Ended June 30,
                                         -----------------------------
                                           2000     %     1999      %
                                         -------  ----   -------  ----
      Sources of Revenue:

        PPO Services                    $132,600   53%  $110,030   47%
        Claims Administration             74,926   30     82,794   36
        Clinical Management Services      15,831    7     17,430    7
        Fee Schedule Services             18,701    8     17,175    7
        Premiums, Net                      5,622    2      3,957    2
        Service                              679   --      1,405    1
                                         -------  ----   -------  ----
      Total Revenue                     $248,359  100%  $232,791  100%
                                         =======  ====   =======  ====

   Revenue for the three months and six ended June 30, 2000 increased $10,454,000 (9%) and $15,568,000 (7%), respectively, from the same periods of 1999 due to strong PPO revenue which increased 21% from the second quarter of 1999 representing the largest percentage increase since the first quarter of 1995. The increase in PPO revenue for the three and six months ended June 30, is due primarily to new client activity. Claims administration revenue decreased $2,409,000 (6%) and $7,868,000 (10%) from the same periods last year due to the continued implementation of the Company's strategy of focusing on larger multi-sited national employers in the group health area (see "FHC Integration Status"). Similarly, revenue from clinical cost management services decreased $573,000 (7%) and $1,599,000 (9%) from the comparable periods in 1999 due primarily to the loss of business discussed under "FHC Integration Status". Revenue from fee schedule services increased $1,197,000 (14%) and $1,526,000 (9%) from the comparable periods of 1999 due primarily to expanded contract activity from several existing clients. Premium revenue increased $954,000 (54%) and $1,665,000 (42%) for the three and six months ended June 30, 2000 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $429,000 (64%) and $726,000 (52%) from the comparable periods of 1999 due to the planned termination of unprofitable business.

   Cost of services increased $1,432,000 (3%) and $1,171,000 (1%) for the three months and six months ended June 30, 2000, respectively, from the comparable periods in 1999. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 44% and 45%, respectively, from 47% and 47% in the comparable periods last year. This decrease is due primarily to the cost reduction measures the Company initiated in 1999.

   Selling and marketing costs for the three months and six months ended June 30, 2000 increased $464,000 (4%) and $195,000 (1%), respectively, from the comparable periods of 1999. The increase is due primarily to the focused national marketing campaign the Company introduced in the second quarter of 2000.

   General and administrative costs for the three months and six months ended June 30, 2000 decreased $842,000 (9%) and $1,637,000 (9%), respectively, from the comparable periods of 1999. This decrease is primarily attributable to the elimination of duplicate functions within the Company.

   Healthcare benefits represents medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $628,000 (23%) and $738,000 (15%) for the three months and six months ended June 30, 2000, respectively, from the comparable periods of 1999. The loss ratio (losses as a percent of premiums) was 124% and 102% for the three and six months ended June 30, 2000 compared to 156% and 126%, respectively, for the comparable periods of 1999. The Company's insurance business is still small and volatile, so the loss ratio is somewhat unpredictable.

   Depreciation and amortization expenses increased $2,072,000 (28%) and $4,139,000 (29%), respectively, for the three months and six months ended June 30, 2000 from the comparable periods of 1999 due primarily to increased technology infrastructure investments made over the course of the past 18 months. Depreciation expense will continue to grow as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest expense increased $495,000 (14%) and $1,050,000 (15%) from the comparable periods of 1999 due primarily to an increase in the interest rate for the Company's revolving credit agreement. The interest rate is about 7.5% per annum as of August 9, 2000.

   Interest income for the three months and six months ended June 30, 2000 increased $32,000 (2%) and decreased $18,000 (1%), respectively, from the same periods in 1999. Management estimates that interest income should remain relatively constant as the Company is using much of its available cash to repay debt.

   Net income for the three months and six months ended June 30, 2000 increased $3,583,000 (21%) and $5,615,000 (16%), respectively, from the comparable periods of 1999. This increase is due primarily to the increase in PPO revenue as well as continued focus on the expense controls the Company initiated in 1999 and the other factors discussed above.

   Diluted net income per common share for the three months and six months ended June 30, 2000 increased 24% to $.41 and 23% to $.81, respectively, from the comparable periods of 1999. The increase in net income per common share was favorably impacted by the repurchase of 445,000 shares of Company common stock during the first six months of 2000 and the 4,045,000 shares repurchased during the last nine months of 1999. For the three months and six months ended June 30, 2000, diluted common shares outstanding decreased 2% and 4%, respectively, from the comparable periods of 1999.

 Liquidity and Capital Resources

   The Company had $63,842,000 in working capital at June 30, 2000 compared with working capital of $52,625,000 at December 31, 1999. Through the first six months of the year, operating activities provided $71,650,000 of cash. Investment activities used $30,016,000 of cash representing net purchases of investments of $6,334,000 and purchases of fixed assets of $23,682,000. Financing activities used $38,013,000 of cash representing $45,000,000 in repayment of long term debt, $10,938,000 in purchases of treasury stock and $3,337,000 in loans to employees to finance the exercise of stock options partially offset by $17,715,000 in proceeds from issuance of common stock and $3,547,000 in stock option loan repayments.

   On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of First Health Strategies, Inc. and First Health Services Corp. ("FHC"). In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of June 30, 2000, $195 million was outstanding under this facility.

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

 2000 Outlook

   The Company is currently targeting revenue growth in the 10% area to more than $500 million in 2000. Diluted earnings per share (EPS) percentage growth is currently estimated to be in excess of 20% resulting in EPS of approximately $1.65 for the year.

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

 Year 2000 Matters

   The Company has not experienced any material adverse impact on its operations or in its relationships with customers, vendors or others as a result of Y2K issues. The Company did not incur any material Y2K costs during the six months ended June 30, 2000, nor does it expect to incur any material Y2K costs going forward.


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

 Legal Proceedings

   Any material legal proceedings of the Company are discussed in note 6 to the financial statements and are incorporated herein by reference.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk exposure at June 30, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.


 PART II



 Item 4.   Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders  of the Company on  May 16, 2000,
 all directors of the Company who stood for reelection were re-elected.   The
 number of votes cast for and withheld for each director were as follows:

                                    For        Withheld
                                 ----------     -------
           Michael J. Boskin     40,575,782     303,531
           Daniel S. Brunner     40,571,882     307,431
           Robert S. Colman      40,721,993     157,320
           Ronald H. Galowich    40,575,903     303,410
           Harold S. Handelsman  40,576,123     303,190
           Don Logan             40,721,203     158,110
           Thomas J. Pritzker    40,571,251     308,062
           David E. Simon        39,985,843     893,470
           James C. Smith        40,567,681     311,632
           Edward L. Wristen     40,571,065     308,248

      A proposal to approve the Company's 2000 Stock Option Plan was approved with 36,535,006 shares cast for, 4,300,506 shares against and 43,801 shares abstaining.

      A proposal to approve the performance-based compensation provision of the employment agreement with the Company's Chief Executive Officer was approved with 36,831,797 shares cast for, 3,994,438 shares against and 53,078 shares abstaining.

      A proposal to approve the grant of two stock options to the Company's Chief Executive Officer was approved with 39,416,184 shares cast for, 1,407,807 shares against and 55,322 shares abstaining.

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


                                    First Health Group Corp.


 Dated:    August 11, 2000          /s/James C. Smith
                                    -------------------------------------
                                    James C. Smith
                                    President and Chief Executive Officer


 Dated:    August 11, 2000          /s/Joseph E. Whitters
                                    -------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)