Form 10-Q
period 2000-09-30
FIRST HEALTH GROUP CORP
filed 2000-11-14
CIK 812910

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2000
                                   OR
     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on November 8, 2000, was 47,611,083.

             First Health Group Corp. and Subsidiaries

                               INDEX


 Part I.  Financial Information
                                                                Page Number
                                                                -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at September 30, 2000
         and December 31, 1999                                       3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at September 30, 2000 and December 31, 1999          4

       Consolidated Statements of Operations for the three months
         ended September 30, 2000 and 1999                           5

       Consolidated Statements of Operations for the nine months
         ended September 30, 2000 and 1999                           6

       Consolidated Statements of Comprehensive Income for the
         three months ended September 30, 2000 and 1999              7

       Consolidated Statements of Comprehensive Income for the
         nine months ended September 30, 2000 and 1999               7

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999                          8-9

       Notes to Consolidated Financial Statements                  10-11

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                12-17

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                          18

 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                     19


 Signatures                                                          20

 PART 1.  Financial Information

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)
---------------------------------------------------------------------------

 ASSETS                                 September 30, 2000  December 31, 1999
                                             -----------     -----------
 Current Assets:
   Cash and cash equivalents                $ 24,825,000    $ 35,639,000
   Short-term investments                      1,322,000          78,000
   Accounts receivable, less allowances
     for doubtful accounts of $10,759,000
     and $10,844,000, respectively            62,807,000      59,482,000
   Deferred income taxes                      14,925,000      14,925,000
   Other current assets                       15,264,000      10,609,000
                                             -----------     -----------
   Total current assets                      119,143,000     120,733,000

 Long-Term Investments:
   Marketable securities                      60,739,000      61,037,000
   Other                                      41,108,000      31,842,000
                                             -----------     -----------
                                             101,847,000      92,879,000
                                             -----------     -----------
 Property and Equipment:
   Land, buildings and improvements           67,534,000      64,765,000
   Computer equipment and software           158,563,000     124,614,000
   Office furniture and equipment             16,468,000      14,235,000
                                             -----------     -----------
                                             242,565,000     203,614,000
   Less accumulated depreciation and
      amortization                          (101,180,000)    (75,602,000)
                                             -----------     -----------
   Net property and equipment                141,385,000     128,012,000
                                             -----------     -----------
 Goodwill, less accumulated amortization
   of $11,488,000, and $8,701,000,
   respectively                               90,842,000      93,629,000
 Reinsurance recoverable                      32,637,000      50,810,000

 Other Assets                                  1,982,000       2,671,000
                                             -----------     -----------
                                            $487,836,000    $488,734,000
                                             ===========     ===========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)
---------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30, 2000  December 31, 1999
                                             -----------     -----------
 Current Liabilities:
   Accounts payable                         $ 27,047,000    $ 28,307,000
   Accrued expenses                           30,249,000      27,680,000
   Income taxes payable                        5,617,000       1,493,000
   Claims reserves                            15,065,000      10,628,000
                                             -----------     -----------
   Total current liabilities                  77,978,000      68,108,000

 Long-Term Debt                              177,500,000     240,000,000
 Claims Reserves - Non-Current                32,637,000      50,810,000
 Deferred Taxes                               40,970,000      20,306,000
 Other Non-Current Liabilities                21,900,000      22,778,000
                                             -----------     -----------
   Total liabilities                         350,985,000     402,002,000
                                             -----------     -----------
 Commitments and Contingencies                        --              --

 Stockholders' Equity:
   Common stock                                  787,000         770,000
   Additional paid-in capital                230,692,000     189,383,000
   Retained earnings                         514,338,000     453,440,000
   Stock option loan receivable              ( 2,825,000)     (2,859,000)
   Accumulated comprehensive loss             (1,748,000)     (4,401,000)
   Treasury stock, at cost                  (604,393,000)   (549,601,000)
                                             -----------     -----------
   Total stockholders' equity                136,851,000      86,732,000
                                             -----------     -----------
                                            $487,836,000    $488,734,000
                                             ===========     ===========

                See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
---------------------------------------------------------------------------

                                         Three Months Ended September 30,
                                                 2000             1999
                                               -----------    -----------
 Revenues                                     $128,065,000   $113,421,000
                                               -----------    -----------
 Operating expenses:
   Cost of services                             56,846,000     53,173,000
   Selling and marketing                        12,359,000     11,252,000
   General and administrative                    8,530,000      8,959,000
   Healthcare benefits                           3,412,000      1,087,000
   Depreciation and amortization                 9,878,000      7,395,000
                                               -----------    -----------
                                                91,025,000     81,866,000
                                               -----------    -----------

 Income from operations                         37,040,000     31,555,000

 Other (income) expense:
   Interest expense                              3,627,000      3,944,000
   Interest income                              (1,466,000)    (1,546,000)
                                               -----------    -----------
 Income before income taxes                     34,879,000     29,157,000

 Income taxes                                  (14,126,000)   (12,008,000)
                                               -----------    -----------
 Net income                                   $ 20,753,000   $ 17,149,000
                                               ===========    ===========

 Weighted average shares outstanding - basic    47,894,000     49,599,000
                                               ===========    ===========
 Net income per common share - basic          $        .43   $        .35
                                               ===========    ===========
 Weighted average shares outstanding - diluted  49,875,000     50,388,000
                                               ===========    ===========
 Net income per common share - diluted        $        .42   $        .34
                                               ===========    ===========

                See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
---------------------------------------------------------------------------

                                            Nine Months Ended September 30,
                                                   2000            1999
                                               -----------    -----------
 Revenues                                     $376,424,000   $346,212,000
                                               -----------    -----------
 Operating expenses:
   Cost of services                            168,245,000    163,401,000
   Selling and marketing                        35,746,000     34,444,000
   General and administrative                   25,765,000     27,831,000
   Healthcare benefits                           9,145,000      6,082,000
   Depreciation and amortization                28,365,000     21,743,000
                                               -----------    -----------
                                               267,266,000    253,501,000
                                               -----------    -----------

 Income from operations                        109,158,000     92,711,000

 Other (income) expense:
   Interest expense                             11,672,000     10,939,000
   Interest income                              (4,864,000)    (4,962,000)
                                               -----------    -----------
 Income before income taxes                    102,350,000     86,734,000

 Income taxes                                  (41,452,000)   (35,055,000)
                                               -----------    -----------
 Net income                                   $ 60,898,000   $ 51,679,000
                                               ===========    ===========

 Weighted average shares outstanding - basic    47,828,000     50,995,000
                                               ===========    ===========
 Net income per common share - basic          $       1.27   $       1.01
                                               ===========    ===========
 Weighted average shares outstanding - diluted  49,755,000     51,529,000
                                               ===========    ===========
 Net income per common share - diluted        $       1.22   $       1.00
                                               ===========    ===========

                See Notes to Consolidated Financial Statements

First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
---------------------------------------------------------------------------
                                            Three Months Ended September 30,
                                              ---------------------------
                                                  2000           1999
                                               ----------     ----------
 Net income                                   $20,753,000    $17,149,000
                                               ----------     ----------
 Unrealized gains (losses) on securities,
   before tax                                   1,810,000        (95,000)
 Income tax (expense) benefit related to
   items of other comprehensive income           (750,000)        39,000
                                               ----------     ----------
 Other comprehensive income (loss)              1,060,000        (56,000)
                                               ----------     ----------
 Comprehensive income                         $21,813,000    $17,093,000
                                               ==========     ==========



                                            Nine Months Ended September 30,
                                               -------------------------
                                                  2000           1999
                                               ----------     ----------
 Net income                                   $60,898,000    $51,679,000
                                               ----------     ----------
 Unrealized gains (losses) on securities,
   before tax                                   4,454,000       (834,000)
 Income tax (expense) benefit related to
   items of other comprehensive income         (1,801,000)       337,000
                                               ----------     ----------
 Other comprehensive income (loss)              2,653,000       (497,000)
                                               ----------     ----------
 Comprehensive income                         $63,551,000    $51,182,000
                                               ==========     ==========


                See Notes to Consolidated Financial Statement


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
---------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                                                 -------------------------
                                                  2000           1999
                                                -----------    -----------
 Cash flows from operating activities:
   Cash received from customers                $374,425,000   $351,732,000
   Cash paid to suppliers and employees        (234,577,000)  (233,675,000)
   Healthcare benefits paid                      (4,363,000)    (8,498,000)
   Interest income received                       3,872,000      5,449,000
   Interest expense paid                        (11,339,000)   (10,733,000)
   Income taxes paid, net                       (10,529,000)   (27,866,000)
                                                -----------    -----------
   Net cash provided by operating activities    117,489,000     76,409,000
                                                -----------    -----------
 Cash flows from investing activities:
   Purchases of investments                     (19,629,000)   (60,522,000)
   Sales of investments                          14,605,000    102,053,000
   Purchase of property and equipment           (38,952,000)   (37,182,000)
                                                -----------    -----------
   Net cash provided by (used in)
     investing activities                       (43,976,000)     4,349,000
                                                -----------    -----------
 Cash flows from financing activities:
   Exercises of put options on common stock              --     (4,429,000)
   Purchase of treasury stock                   (46,059,000)   (99,773,000)
   Repayment of long-term debt                  (87,500,000)   (15,000,000)
   Proceeds from issuance of long-term debt      25,000,000     10,000,000
   Stock option loans to employees               (3,637,000)    (2,859,000)
   Stock option loan repayments                   3,671,000             --
   Proceeds from issuance of common stock        23,818,000      4,217,000
   Proceeds from sale of put options
      on common stock                               380,000      3,256,000
                                                -----------    -----------
   Net cash used in financing activities        (84,327,000)  (104,588,000)
                                                -----------    -----------
 Net decrease in cash and cash equivalents      (10,814,000)   (23,830,000)
 Cash and cash equivalents, beginning of period  35,639,000     50,264,000
                                                -----------    -----------
 Cash and cash equivalents, end of period      $ 24,825,000   $ 26,434,000
                                                ===========    ===========
 Non-cash financing activity:
   Stock options exercised in exchange
     for common stock                          $  8,733,00    $         --
                                                ===========    ===========
   Treasury stock purchase payable             $        --    $ 22,575,000
                                                ===========    ===========

                See Notes to Consolidated Financial Statements


First Health Group Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
---------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                 -------------------------
                                                  2000           1999
                                                -----------    -----------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income                                    $ 60,898,000   $ 51,679,000
                                                -----------    -----------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:

     Depreciation and amortization               28,365,000     21,743,000
     Change in provision for uncollectible
       receivables                                  (85,000)       (84,000)
     Tax benefit from stock options exercised     8,395,000        670,000
     Unrealized holding (gain) loss on
       marketable securities                     (1,801,000)       235,000
     Loss on investment sales                       440,000        880,000
     Deferred income taxes                       20,664,000             --
     Other, net                                  (1,173,000)       184,000

     Changes in Assets and Liabilities:

     Accounts receivable                         (3,240,000)     2,757,000
     Other current assets                        (4,655,000)      (284,000)
     Reinsurance recoverable                     18,173,000      5,271,000
     Accounts payable and accrued expenses        1,309,000    (10,939,000)
     Claims reserves                            (13,736,000)    (8,972,000)
     Income taxes payable                         4,124,000      6,514,000
     Non-current assets and liabilities            (189,000)     6,755,000
                                                -----------    -----------
   Total adjustments                             56,591,000     24,730,000
                                                -----------    -----------
   Net cash provided by operating activities   $117,489,000   $ 76,409,000
                                                ===========    ===========

                See Notes to Consolidated Financial Statements

First Health Group Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)

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

 2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $2,653,000, net of deferred income taxes, for the nine months ended September 30, 2000. The net unrealized loss as of September 30, 2000, included as a component of stockholders' equity, was $1,748,000, net of deferred income taxes. The Company has five separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of September 30, 2000 was $35.1 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $1,617,000 and $1,036,000 for the nine months ended September 30, 2000 and 1999, respectively, and is included in interest income.

 3. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the first nine months of 2000, the Company repurchased 1,705,000 shares for a total cost of approximately $46 million. Such shares are recorded as treasury shares, at cost, and can be used for general corporate purposes. As of September 30, 2000, approximately 5.2 million shares remain available for repurchase under the Company's current repurchase authorization. In connection with its stock repurchase program, the Company has outstanding put options which obligate the Company, at the election of the option holders, to repurchase up to 500,000 shares of common stock at a price of $28.00.

 4. Weighted average shares outstanding increased for diluted earnings per share by 1,981,000 and 1,927,000 and by 789,000 and 534,000, respectively, for the three and nine months ended September 30, 2000 and 1999 due to the effect of stock options outstanding. Diluted net income per share was $.01 and $.05 less than basic net income per share for the three and nine months ended September 30, 2000 also due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for the three and nine months ended September 30, 1999 due to the effect of stock options.

 5. Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company now capitalizes certain internal payroll related costs during the application development stage of a software project. The Company capitalized approximately $3.8 million and $3.9 million during the nine months ended September 30, 2000 and 1999, respectively, that would have previously been expensed.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for the Company beginning January 1, 2001. The Company has prepared an inventory of derivatives as defined by SFAS No. 133 and has determined that SFAS No. 133 will not have a material effect on its results of operations and financial position.

 6. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings which constitute litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, only one matter has the potential to be material to the business or the financial condition of the Company. At this time, the Company does not believe that the claim will have a material adverse effect on the Company's business or financial condition. In July 2000, the District of Columbia Office of Inspector General ("OIG") issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. First Health Services Corporation ("Services"), a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996 Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits.

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

    Services and the Company are cooperating with the OIG's ongoing investigation and will defend their interests vigorously. At this time, the Company also believes that the claim related to the District of Columbia Medicaid program will not have a material adverse effect on the Company's financial condition due to indemnification arrangements entered into with the previous owner of Services.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand the Company's group health, workers' compensation and risk businesses; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses, the Company may not achieve its projected 2000 and 2001 financial results (discussed below).

 Results of Operations

      The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage of savings basis (PPO) or on a predetermined contractual basis (claims administration, fee schedule, pharmacy benefit management and clinical management services). As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

      The following table sets forth information with respect to the sources of the Company's revenues for the three months and nine months ended
 September 30, 2000 and 1999, respectively:

                                              Sources of Revenue
                                               ($ in thousands)

                                        Three Months Ended September 30,
                                          ---------------------------
                                           2000     %       1999     %
                                         -------  ----   -------  ----
      Sources of Revenue:

        PPO Services                    $ 68,778   54%  $ 56,723   50%
        Claims Administration             38,100   30     37,586   33
        Clinical Management Services       8,460    7      8,623    8
        Fee Schedule Services              9,288    7      8,029    7
        Premiums, Net                      3,270    2      1,787    1
        Service                              169   --        673    1
                                         -------  ----   -------  ----
      Total Revenue                     $128,065  100%  $113,421  100%
                                         =======  ====   =======  ====

                                                Sources of Revenue
                                                 ($ in thousands)

                                        Nine Months Ended September 30,
                                         -----------------------------
                                           2000      %      1999     %
                                         -------  ----   -------  ----
      Sources of Revenue:

        PPO Services                    $201,378   54%  $166,753   48%
        Claims Administration            113,026   30    120,380   35
        Clinical Management Services      24,291    6     26,053    7
        Fee Schedule Services             27,989    7     25,204    7
        Premiums, Net                      8,892    3      5,744    2
        Service                              848   --      2,078    1
                                         -------  ----   -------  ----
      Total Revenue                     $376,424  100%  $346,212  100%
                                         =======  ====   =======  ====

      Revenue for the three months and nine ended September 30, 2000 increased $14,644,000 (13%) and $30,212,000 (9%), respectively, from the same periods of 1999 due to strong growth in PPO revenue which increased 21% from the third quarter of 1999 representing the largest percentage increase since the first quarter of 1995. The increase in PPO revenue for the three and nine months ended September 30, 2000 is due primarily to new client additions. Claims administration revenue for the three months ended September 30, 2000 increased $514,000 (1%) from the same period in 1999 due to the addition of new business particularly in the public sector area. Claims administration revenue for the nine months ended September 30, 2000 decreased $7,354,000 (6%) from the same period last year due to the continued implementation of the Company's strategy of focusing on larger multi-sited national employers in the group health area (see "FHC Acquisition Status"). Similarly, revenue from clinical management services decreased $163,000 (2%) and $1,762,000 (7%) from the comparable periods in 1999 due primarily to the loss of business discussed under "FHC Acquisition Status". Revenue from fee schedule services increased $1,259,000 (16%) and $2,785,000 (11%) from the comparable periods of 1999 due primarily to expanded contract activity from several existing clients. Premium revenue increased $1,483,000 (83%) and $3,148,000 (55%) for the three and nine months ended September 30, 2000 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $504,000 (75%) and $1,230,000 (59%) from the comparable periods of 1999 due to the planned termination of unprofitable business.

      Cost of services increased $3,673,000 (7%) and $4,844,000 (3%) for the three months and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, clinical management programs, fee schedule, pharmacy benefit management and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 44% and 45%, respectively, from 47% and 47% in the comparable periods last year. This decrease is due primarily to further cost reduction measures the Company has initiated.

      Selling and marketing costs for the three months and nine months ended September 30, 2000 increased $1,107,000 (10%) and $1,302,000 (4%), respectively, from the comparable periods of 1999. The increase is due primarily to the focused national marketing campaign the Company introduced in the first quarter of 2000.

     General and administrative costs for the three months and nine months ended September 30, 2000 decreased $429,000 (5%) and $2,066,000 (7%), respectively, from the comparable periods of 1999. This decrease is primarily attributable to the elimination of duplicate functions within the Company.

   Healthcare benefits represents medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $2,325,000 (214%) and $3,063,000 (50%) for the three months and nine months ended September 30, 2000, respectively, from the comparable periods of 1999. The loss ratio (losses as a percent of premiums) was 104% and 103% for the three and nine months ended September 30, 2000 compared to 61% and 106%, respectively, for the comparable periods of 1999. The Company's insurance business is still small and volatile, so the loss ratio is somewhat unpredictable.

   Depreciation and amortization expenses increased $2,483,000 (34%) and $6,622,000 (30%), respectively, for the three months and nine months ended September 30, 2000 from the comparable periods of 1999 due primarily to increased technology infrastructure investments made over the course of the past several years. Depreciation expense will continue to grow as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest expense decreased $317,000 (8%) and increased $733,000 (7%) from the comparable periods of 1999. The decrease in the third quarter is due to a decrease in the average debt outstanding compared to the third quarter of 1999. The increase for the nine months ended September 30, 2000 is due primarily to an increase in the interest rate for the Company's revolving credit agreement. The interest rate is approximately 7.3% per annum as of November 9, 2000.

   Interest income for the three months and nine months ended September 30, 2000 decreased $80,000 (5%) and $98,000 (2%), respectively, from the same periods in 1999 due to less investible funds being available due to debt repayment and stock repurchases. Management estimates that interest income should remain relatively constant as the Company is using much of its available cash to repay debt.

   Net income for the three months and nine months ended September 30, 2000 increased $3,604,000 (21%) and $9,219,000 (18%), respectively, from the comparable periods of 1999. This increase is due primarily to the increase in PPO revenue as well as continued focus on the further expense controls the Company has initiated and the other factors discussed above.

   Diluted net income per common share for the three months and nine months ended September 30, 2000 increased 24% to $.42 and 22% to $1.22, respectively, from the comparable periods of 1999. The increase in net income per common share was favorably impacted by the repurchase of
 1,705,000 shares of Company common stock during the first nine months of 2000 and the 4,045,000 shares repurchased during the last nine months of 1999. For the three months and nine months ended September 30, 2000, diluted common shares outstanding decreased 1% and 3%, respectively, from the comparable periods of 1999.

 Liquidity and Capital Resources

   The Company had $41,165,000 in working capital at September 30, 2000 compared with working capital of $52,625,000 at December 31, 1999. Through the first nine months of the year, operating activities provided $117,489,000 of cash. Investment activities used $43,976,000 of cash representing net purchases of investments of $5,024,000 and purchases of fixed assets of $38,952,000. Financing activities used $84,327,000 of cash representing $62,500,000 in net repayment of long term debt, $46,059,000 in purchases of treasury stock and $3,637,000 in loans to employees to finance the exercise of stock options partially offset by $23,818,000 in proceeds from issuance of common stock, $3,671,000 in stock option loan repayments and $380,000 in proceeds from the sale of put options.

   On July 1, 1997, the Company entered into a $200 million revolving credit agreement (the "Agreement") to facilitate the acquisition of First Health Strategies, Inc. and First Health Services Corp. ("FHC"). In August, 1997, the Agreement was amended to increase available borrowings to $350 million. As of September 30, 2000, $177.5 million was outstanding under this facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 FHC Acquisition Status

   The integration of the FHC acquisition was completed in 1999. The Company focused First Health Strategies on the niche of serving multi-sited employers of 1,000 or more employees. As a result of this focus, the Company sold several hundred client contracts that did not fit into this niche which represented approximately $20 million in annual revenue. The Company did not receive material consideration for this sale.
 Additionally, the Company instituted significant price increases, particularly for clients that had been paying fees at unreasonably low margins. Although these actions have resulted in the loss of a significant number of clients, management expects these actions have resulted in increased efficiency of the Company's operations.

 2001 Outlook

   The Company  is currently  targeting revenue  growth in  the 10%  area to approximately $560 million in 2001. Diluted earnings per share (EPS) percentage growth is currently estimated to be in the high teen area resulting in EPS of approximately $1.95 for the year.

   Revenue growth will be led by our PPO business which is expected to grow in the low teen area. Additionally, the Company has announced several additional new contracts which should allow us to achieve the forecast we are currently anticipating. Expenses are currently forecasted not to grow as quickly as the growth in revenue which allows for EPS growth in the high teen area.

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

 HIPAA Administrative Simplification

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") directs the Department of Health and Human Services ("HHS") to issue regulations setting standards for the electronic exchange of health care claims information among health care providers, payers, and plans ("EDI"), as well as security for the exchange of information via the internet ("E-Commerce"). This directive is commonly referred to as "HIPAA Administrative Simplification". HHS has issued its first final rule with an implementation date of October 16, 2002 ("First Final Rule"). The Company is in the process of reviewing its readiness to implement the First Final Rule and anticipated future rules.

      The Company has instituted a corporate HIPAA Administrative Simplification Committee and Workgroup to identify processes, systems or policies that will require modification and to implement appropriate remediation and contingency plans to avoid any adverse impact on its ability to perform services in accordance with the applicable standards. The Company will also be communicating with significant third-party business partners to assess their readiness and the extent to which the Company will need to modify its relationship with these third parties when conducting EDI or E-Commerce.

   The cost for this compliance effort has not been determined, but it is expected that the cost will not be material and that portions of the expenses are already included in the Company's current EDI and E-Commerce initiatives. However, there can be no guarantee that the costs will not materially differ from those anticipated or that the Company will not be materially impacted. Additionally, the Company expects to receive reimbursement directly from a number of its clients due to the nature of the contractual arrangement with these entities.

 Year 2000 Matters

   The Company has not experienced any material adverse impact on its operations or in its relationships with customers, vendors or others as a result of Y2K issues. The Company did not incur any material Y2K costs during the nine months ended September 30, 2000, nor does it expect to incur any material Y2K costs going forward.


 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for the Company beginning January 1, 2001. The Company has prepared an inventory of derivatives as defined by SFAS No. 133 and has determined that SFAS No. 133 will not have a material effect on its results of operations and financial position.


 Legal Proceedings

   Any material legal proceedings of the Company are discussed in note 6 to the financial statements and are incorporated herein by reference.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk exposure at September 30, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.

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

                                    First Health Group Corp.

 Dated:    November 14, 2000        /s/James C. Smith
                                    -------------------------------------
                                    James C. Smith
                                    President and Chief Executive Officer


 Dated:    November 14, 2000        /s/Joseph E. Whitters
                                    -------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)