Form 10-K
period 2000-12-31
FIRST HEALTH GROUP CORP
filed 2001-03-22
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

       {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

                                    OR

      { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____
                      Commission file number 0-15846

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on March 19, 2001, was approximately $1,459,061,589. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates. On that date, there were 48,492,474 shares of Common Stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

 2000 Annual Report to Stockholders..................     Parts I, II and IV

 Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 22, 2001........................................     Parts I and III

                                 PART I


 Item 1.   Business

   General

   First Health Group Corp., together with its consolidated subsidiaries hereinafter collectively referred to as the "Company" or "First Health", is a full-service national health benefits company. The Company specializes in serving large, national employers and payers with a single source for their group health programs -- providing comprehensive, cost-effective and innovative solutions for all the health benefits needs of their employees nationwide. Through its workers' compensation service line, the Company provides a full range of workers' compensation services for insurance carriers, state insurance funds, third party administrators and large, self-insured national employers. Through its First Health Services service line, the Company provides services to various state Medicaid and entitlement programs for claims administration, pharmacy benefit management programs and medical management and quality review services.

   The Company, which is a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and its telephone number is (630) 737-7900.

   Strategy

   First Health assists its group health clients through an integrated health plan offering that promotes the well-being and satisfaction of participants while positively impacting an organization's medical cost trends through:

   * 24-hours-a-day, 7 days-a-week availability to help participants with all benefits-related issues;
   * A broad national PPO network of quality, cost-effective health care providers;
   * Non-network fee schedule (First Health U&C Schedule) and ad hoc negotiations;
   *  Clinical and care support programs;
   *  Medical claims administration;
   *  Pharmacy Benefit Management (PBM);
   *  Disease Management

   Its various clinical and care support programs help First Health's clients manage the number of units of medical services (volume) with emphasis on managing chronic diseases. Its PPO and non-network products help First Health's clients manage the cost of those units of service (price). For many of its corporate clients the Company also processes medical claims. Through its Bill Review capabilities, the Company provides workers' compensation bill review services nationally. These services are coupled with the Company's medical review programs and PPO networks in order to provide a comprehensive product offering in the workers' compensation arena where, in recent years, loss ratios have been rising rapidly. Through First Health Services, the Company provides claims administration, pharmacy benefits management and medical management and quality review services to public sector payors such as state Medicaid and state entitlement programs.

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

   Through The First Health[R] Network, First Health also offers its clients services designed to control the price of a health care unit of service. First Health specializes in the development of PPOs and the collection and analysis of health care cost data. First Health's capability to analyze health care cost data allows it to use a client's actual history of health care usage to structure networks of providers tailored to client needs. The Company also makes available the First Health U&C Schedule, a proprietary non-network fee schedule based on average network rates within certain geographic areas.

   The Company's ownership of small indemnity insurance companies has enabled the Company to expand its product offering to leverage its managed care assets of The First Health[R] Network and its clinical management services. The introduction of new products has allowed the Company to provide stop-loss insurance products.

   Health Care Reform, Expenditures and Managed Care

   In recent years, political, economic and regulatory influences have subjected the health care industry to fundamental change and consolidation. Since 1993, the federal government has proposed various programs to reform the health care system and expressed its commitment to (a) increasing health care coverage for the uninsured, (b) controlling the continued escalation of health care expenditures, and (c) using health care reimbursement policy to help control the federal deficit and (d) allowing insureds to sue their ERISA or HMO health plan. Even though Congress rejected various proposals, several potential approaches remain under consideration, including broad insurance reform proposals, tax incentives for individuals and the self-employed to purchase insurance, controls on the growth of Medicare and Medicaid spending, the creation of insurance purchasing groups for small businesses and individuals, and market-based changes to the health care delivery system. Proposals under consideration at the federal level also would provide incentives for the provision of cost-effective, quality health care through encouraging managed care systems. In addition, many states are considering various health care reform proposals. At both the federal and state level, there is growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that the public debate of these issues will likely continue in the future. Although the Company believes it is well-positioned to respond to the stated concerns, the Company cannot predict what impact the proposed measures may have on its business. Concern about the proposed reform measures and their potential effect has been reflected in the volatility of the stock prices of companies in health care and related industries, including the Company.

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

   In workers' compensation, medical costs are rising at almost twice the rate of general medical inflation. Though such medical costs represent only about 5% of total health care expenditures, the increase in costs is significant for employers and insurance carriers and have risen more than 1000% since 1970. First Health and certain other cost management firms offer programs designed to control escalating medical expenses and indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in group health are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service and the quality of that service, and helping the employee return to productive employment. In addition, bill review services are applied on a national basis in the nearly 40 states that have a medical fee schedule and in the remaining states which allow a usual and customary review. In addition to the laws governing workers' compensation in each state, over 25 states have enacted specific managed care legislation that further provides the ability to offer comprehensive managed care programs. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

   PPO Services - The First Health[R] Network

   Established in 1983, The First Health[R] Network, previously known as The AFFORDABLE Medical Network, has developed and manages a national PPO network that incorporates both group health and workers' compensation medical providers. This is the largest area of the Company's business. The networks consist of hospitals, physicians and other health care providers who offer their services to clients at negotiated rates in order to gain access to a growing national client base.

   As of March 2001, the Company's hospital network includes approximately 3,700 hospitals in 50 states, the District of Columbia and Puerto Rico. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, the Company has established an outpatient care network (OCN) comprising approximately 350,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 50 states, the District of Columbia and Puerto Rico.

   In the last several years, the Company has incurred substantial expense in expanding its PPO networks. The expansion has occurred in the number of health care providers within existing areas and in the number of geographic areas throughout the country. The Company has expanded the number of contract hospitals not only in major metropolitan markets, but also in targeted secondary and tertiary markets; many of the hospital and OCN providers that have been added during the past few years have been in these markets. Management expects to continue to incur significant expenses to further expand its hospital and outpatient care networks, particularly in secondary and tertiary markets and believes that its investment in developing these markets significantly differentiates it from competitors.

   The  following   table  sets  forth  information   with  respect  to   the
 approximate number of participating providers in The First Health Network at the end of each of the past five years:


                                                  December 31,
                                  --------------------------------------------
                                     1996     1997     1998     1999     2000
                                     ----     ----     ----     ----     ----
Number of Hospitals in Network       2,320    2,650    3,220    3,510    3,700
Outpatient Care Network Providers  207,000  231,000  288,000  321,000  348,000


   The First Health[R] Network was developed in response to the needs of the Company's national client base. These clients provide the leverage necessary to enable First Health to negotiate favorable rates with providers throughout the country. The First Health client base includes a diverse group of health care payers, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The Company believes the amalgamated buying leverage of these clients provides it with strength in negotiating favorable PPO contracts with current and prospective health care providers.

   Compensation. As a fee for developing and managing its expansive PPO network, the Company generally charges a percentage of savings realized by its clients. The amount of this fee varies depending on a number of factors including number of enrollees, networks selected, length of contract and out-of-pocket benefit copayments and amount of savings realized by its clients. Additionally, the Company has other fee arrangements that provide for greater or lesser fees depending on the actual savings or costs realized by the client based upon established criteria.

   Approach to Network Development

   The strategy of First Health is to create a selective network of individual providers which will meet the medical, financial, geographic and quality needs of its clients and their beneficiaries. First Health contracts directly with each hospital and generally does not contract with groups of hospitals or provider networks established by other organizations. Management believes this provides the maximum control over the composition and rates in the network and ensures provider stability in The First Health[R] Network. To further promote stability and savings in the network, when possible, First Health enters into multi-year agreements with its providers with nominal annual rate increases.

   The selected providers benefit from their participation in The First Health[R] Network through increased patient volume as patients are directed to them through health benefit plans maintained by First Health's clients and other channeling mechanisms, such as the Company's clinical and care support services and electronic and internet provider directory applications

   The network consists of a full array of providers, including hospitals and outpatient providers (physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers). By establishing contractual relationships with the complete range of providers, First Health is able to impact the vast majority of the client's health costs and facilitate referrals within the network for all needed care.

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

   First Health leverages these negotiated rates and has developed geographic specific "Usual and Customary" price caps for physician services. The First Health U&C Schedule is possible because of the national network, the Company's large database, direct provider contracts and transactional capabilities. The schedule applies when non-network providers are used and yields plan savings equivalent to the average network rate within each geographic area.

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

   In order to promote an ongoing and long term positive business relationship with network providers, First Health has established an extensive provider relations program. Dedicated staff perform a variety of activities including responding to hospital claims inquiries, conducting site visits, preparing provider newsletters and participating in joint hospital/First Health functions which are intended to promote goodwill and increased utilization of network providers. The Company's retention rate for hospitals has been more than 99% and more than 96% for physicians and other outpatient providers.

   PPO Quality Assessment

   Quality assessment of network providers is a critical component in the selection and retention process. The Company has established an intensive program which evaluates each individual provider against standards set for various quality indicators. Provider evaluation occurs prior to the selection of the provider and continues while they are in the network.

   QA Activities include:

   *  Physician credentialing
   *  Peer review of applications when credentialing criteria are not met
   *  Physician recredentialing on a biennial basis
   *  Claims profiling
   *  Hospital profiling / credentialing
   * Ongoing monitoring based on external data and information gathered through interaction with providers
   *  Quality investigations

   Information Systems

   The Company's system and its suite of integrated applications utilize a centralized store of corporate data. The information technology consists of 3 layers: The first level consists of database servers located in a secure corporate center. Backup data center is in place for business continuity. The second level is integrated corporate databases - provider, member and client. Our suite of applications is at the third level. These applications are designed to access the corporate databases. This architecture provides flexibility while maintaining tight control of the Company's data assets.

   In addition, health care cost data analysis services are made available to the Company's clients. These services provide clients with in-depth customized information concerning their health care cost and utilization experience. Using its internally developed proprietary software, the Company analyzes its clients' health care claims information and benefit plans in order to provide each client's specific health care cost profile and suggest appropriate cost management programs. This software also allows the Company to simulate how changes in a benefit plan's structure will change the overall cost of a benefit program.

   Internet Applications

   Internally developed Internet channeling tools are available for both group health and workers' compensation clients. Currently there are three channeling tools available: electronic directory, Directory Maker and Worksite Poster. Each tool contains the same information that is made available through First Health's toll-free telephonic provider directory -- data for hospital and outpatient care providers in The First Health[R] Network. Provider information is updated on a weekly basis. The electronic directory is easily accessible on the web for use by a large audience. Directory Maker and Worksite Poster are currently for business-to-business use and are password-protected.

      Electronic Directory

   Electronic directory is easy to use and allows clients, their employer groups or participants to search for a hospital, physician or clinic in The First Health[R] Network. Access to the electronic directory can search for a provider by zip code within a 5-mile default radius, county, city or provider name. It also provides a map with directions to the provider.

      Directory Maker

   Directory maker is designed to allow clients to create and print custom directories of The First Health[R] Network providers at the client site. Directories can be created on an as-needed basis and will contain the most up-to-date information. By creating a directory profile, clients can pick specific cities, counties or even zip codes that will be included in a directory, as well as determine the way the data will be sorted. Directories are typically created in two hours, and then made available on the web in PDF format for printing.

      Worksite Poster Application  (for workers' compensation use only)

   The worksite poster application is designed to assist clients by producing posters that list hospitals, clinics/facilities and physicians closest to their site(s). Clients can search on the internet by zip code within a 5-mile radius default to find providers in The First Health[R] Network. In addition, clients can specify physicians, clinics and hospitals or any combination of the three to print on a poster. The poster is produced immediately in a common format for easy printing.

      Additional Internet Services

      Member Site

   In addition, First Health offers a customized member services site entitled "My First Health" to assist participants in utilizing our services. The applications on this site allows members to:

      *      Access general information about First Health;
      * Print commonly used health benefits forms, including claims forms;
      *      Locate a provider in The First Health[R] Network;
      *      Obtain answers to frequently asked questions about
             The First Health[R] Network;
      *      Send First Health an e-mail with health plan questions
      * View past year's claims and check status of recently submitted claims;
      *      Obtain medical information

   The Company is evaluating additional services for this site, with the intent of having them available in 2001, including:

      *      Eligibility status;
      *      Benefit plans;
      *      Accumulation of total payments, deductibles, etc.;
      *      Ability to resolve a pended claim online;
      * Personalized health record with personalized health information;

      Provider Site

   First Health currently offer providers in The First Health[R] Network access to a customized provider Internet site. This site allows providers access to a complete client listing, payor list, referral directory and formulary. This site is being further developed in 2001. At that time, we plan to expand the provider Internet site to include the following:

      *      Eligibility lookup and verification;
      *      Online claims submission;
      *      Client benefit plan;
      *      Precertification;
      *      Provider demographic updates;
      *      Clients' Summary Plan Documents;
      *      Electronic payment / EOBs;
      *      Information about First Health; and
      *      Survey tool for provider satisfaction.

   Client Site

   In 2001, clients will also have access to customized information that will include:

      *      Electronic Directory, Directory Maker and Worksite Poster;
      *      Claims administration reports;
      *      Bill Review data application;
      * Ability to view eligibility files, as well as make eligibility changes and updates;
      *      News and legislative updates;
      *      Online implementations.

   Claims Administration Capabilities

   The Company provides "one-stop shopping" for employers offering indemnity, PPO and point of service plans through its core competency of claims administration and customer service. The Company provides clients with an integrated package of health care benefits administration including:

      * Telephonic availability to members 24 hours a day, seven days a week
      *      medical, disability, dental and vision claims processing
      *      prescription drug plan administration and network management
      *      managed care administration

 Additionally, they can utilize, if they so desire:

      *      COBRA administration
      *      Flexible Spending Account administration
      *      stop-loss brokerage
      *      data analysis

   The Company's claims administration product is a sophisticated, technologically advanced claims processing, tracking and reporting system. A majority of this processing is performed by the Company's fully integrated and proprietary system ("First Claim"). The system supports a broad range of benefit programs, including medical care, prescription drugs, FLEX accounts, vision care and dental care. Additionally, in order to further enhance the Company's claims processing capabilities, the Company has expanded its offering by adding new and advanced features including imaging. The Company currently estimates that these development efforts will significantly enhance and improve upon the capabilities of First Claim. Such modifications are expected to be ongoing over the next two years or so.

   The system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange ("EDI"), rapid and responsive customer service, automatic tracking of annual, lifetime, per-case, and floating maximums, and full integration with all other First Health departments and services. This integration benefits clients since the Company can analyze claims data as well as clinical management, pharmacy and network usage data. This analysis enables the Company to provide comprehensive management reports that can be used to impact medical costs. In addition, because First Health's claims system is an on-line, "real time," interactive system, clients can expect member issues to be minimized because claims can be paid promptly and accurately.

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

 The system incorporates advanced technologies available, including:

      * Online reporting and data retrieval capabilities

        After a claim is entered into the system, it verifies eligibility, applies appropriate deductibles, adjudicates the claims against predetermined negotiated or usual and customary guidelines, matches precertification outcomes, searches for previous history of coordination of benefits, and presents final adjudication information to the benefit examiner for his or her approval. Once the benefit examiner has reviewed and approved the information on the screen, the system generates a check and explanation of benefits that evening, which are mailed the next day.

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

      * Tracking of annual, lifetime and floating maximums

        Each new client's benefit plan(s) is loaded onto the system. The system tracks benefit maximums on-line for every participant. When an individual has reached a specified maximum, the system will automatically reduce the benefit payment as specified in each client's plan document.

      * Responsive and comprehensive customer service capabilities

        Integration of First Health's managed care and claims systems enable the participant to access all health benefits information including claims history, eligibility, deductibles and maximum accumulations, as well as Explanation of Benefit (EOB) information through a single, round-the-clock, toll-free number.

   These advanced technologies enable First Health's system to support a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, Consolidated Omnibus Budget Reconciliation Act (COBRA), Health Insurance Portability and Accountability Act (HIPAA) and flexible spending accounts.

      Clinical Management Services

   First Health provides centralized clinical and care support programs (utilization review, medical case management and disease management services) from its headquarters in Downers Grove, Illinois, and Scottsdale, Arizona, through an internal staff consisting primarily of allied health professionals, licensed practical and registered nurses and physicians. First Health also has a nationwide network of consulting physicians in various specialties. The Company's clinical and care support services are coupled with the Company's PPO and claims processing services to provide an integrated service offering.

   First Health's clinical and care support programs advise their participants and dependents of review requirements. A participant, or his or her attending physician, utilizes the program by calling one of First Health's toll-free numbers prior to the proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. From these calls, First Health's clinical management staff gathers the medical information necessary to enable it to perform a review. Based on this information, and using First Health's clinically valid and proprietary review criteria, First Health determines whether it can recommend certification for the proposed hospitalization or outpatient service as medically necessary under the participant's health care plan.

   Upon completion of the review, First Health notifies the participant, the attending physician and other affected providers, as well as the its clients as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the client's benefit plan. For client's where the Company pays claims it also uses the review outcome to pay claims in accordance with the client's benefit plan. First Health does not practice medicine and its services are advisory in nature. All decisions regarding the patient's medical treatment are made by the patient and the patient's attending physician, not by First Health. Participants can call First Health on a toll-free line if they have questions regarding its services. Clients and their claim administrators also can obtain additional information from the Client Services staff.

   The Case Management program is designed to provide clients with a careful management of all cases which involve complex high cost or chronic diseases, conditions or catastrophic illnesses. Through medical and pharmacy claim triggers and periodic reviews, First Health's nurse case managers and physicians identify potentially large claim cases. These services consist primarily of conferring with the attending physician and other providers to identify cost-effective treatment alternatives. Such alternatives may include moving a patient from an acute care hospital to less expensive settings -- often the home -- as soon as the patient's physician determines that it is safe and medically feasible. If such a move requires a home nursing service or medical equipment, First Health serves as a referral for alternative available services, provides recommendations regarding continued usage of these services and negotiates discounts with the providers where network providers are not appropriate or not available. In all cases, the decision to proceed with the course of treatment initially prescribed by the attending physician or a more cost-efficient alternative identified by First Health is made by the patient and his physician.

   The care support program is a patient-focused program that enables us to identify high-risk members with chronic diseases that account for a large portion of health care dollar expenditures. The Care Support Program is a comprehensive approach which starts with predictive modeling of a client's specific population. The program is centered around the member to include highly-personalized patient education and support initiatives, network channeling, medication compliance support and other activities aimed at increasing patient compliance, as well as inpatient monitoring, discharge planning, and intensive case management. This approach allows for coordination of information for members with a series of needs which may overlap among many diseases.

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

   Other Services

   Pharmacy Benefit Management (PBM). First Health integrates its Pharmacy Benefit Management (PBM) program with claims, clinical and network programs. The PBM program is one of the few large-scale programs in the Group Health market not aligned with / or controlled by a drug manufacturer. We believe that this is critical to achieving the autonomy to make clinically based decisions related to health care utilization.

   The components of the program include a national pharmacy network, formulary management, drug utilization review and online pharmacy claim adjudication. These services are designed to control drug expenditures are designed to control drug expenditures as well as overall health plan expenditures through linkage of the pharmacy data with other core data to identify high risk members. Once identified, First Health clinical staff work with these members to help them manage their disease.

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

   Health Information.   This is also a 24-hour-a-day, 7-day-a-week  service.
 The services of this program include:

   *  Helping members obtain answers to general medical questions;
   *  Assisting members to make informed health care decisions;
   *  Facilitating communication between providers and members;
   * Identifying patient situations that may be appropriate for referral to clinical management services;

   First Health[R] National Transplant Program. As medical technology advances, new and more complicated procedures, such as transplants, have evolved. In an attempt to assist the Company's clients in meeting these technological advances and their related costs, First Health has developed The National Transplant Program.

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

   Physician Resources

   First Health believes that its in-house physician staff is an invaluable resource in its clinical and care programs and in developing clinical policy and guidelines. The staff includes experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics, and surgery as well as other doctoral level practitioners such as clinical psychology and chiropractic medicine. In addition, First Health has a nationwide network of consulting physicians in the significant specialties. This physician staff is crucial to the development and maintenance of up-to-date clinically valid review criteria and protocols and the network quality assessment efforts.

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

 * An effective benefit differential between in-network and out-of-network services of at least 10% for inpatient and outpatient services, to include annual out of pocket maximums sufficiently large so as to reinforce copayment/coinsurance differentials.

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

 * A  program of  effective communication  to plan  participants about  First
   Health   programs.      Well-planned,   timely   communication   increases
   participant satisfaction and compliance significantly.

   Workers' Compensation Services

   Bill Review System. The Company provides comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Since all of these functions are consolidated and automated, they reduce paperwork and costs associated with claims processing and are highly cost effective for larger workers' compensation entities who generally process in excess of 500,000 bills annually. The Company currently is in the process of developing a system for organizations that process less than 500,000 bills annually. It is estimated that it will be implemented in mid to late 2001. Since these system capabilities are integrated with its medical management and PPO services, the Company believes it offers one of the most comprehensive workers' compensation medical cost management programs in the industry.

   Marketing. First Health markets the workers' compensation programs to insurance carriers, third party administrators, state workers' compensation funds, and self-insured, self-administered companies. The Company's payer clients include at least some offices of six of the ten largest workers' compensation insurers. Worksite posters, provider directories (either paper or electronic) and other materials provided by its payer clients encourage injured employees to utilize First Health's provider network.

   Bill Review. Services offered by the Company include a computer assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees has been established for workers' compensation medical claims. The review process identifies and corrects inappropriate bill practices and applies state fee schedules. Provider network discounts are applied as well during the review. Additionally, through the system, the Company is able to go beyond "traditional" bill review services to provide enhanced systems savings by identifying and repricing non-related services, upcoding and unbundling of charges and other features. Finally, bill review data is integrated with medical management and quality assessment activities.

   The Company has an agreement with Electronic Data Systems Corporation ("EDS") which enables it to utilize EDS' extensive data processing and communications networks. EDS provides data processing, electronic claims transmission and marketing support services to the Company. EDS modified its comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with First Health's medical management programs. The initial term of the EDS agreement was to January 1, 2005, and has been extended to at least 2010.

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

   Customers and Marketing

   First Health primarily markets its services to national multi-sited direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 1,000 employees or members. In addition, First Health markets its services to and through group health and workers' compensation insurance carriers. The following are representative customers of First Health:

 Agilent Technology, Inc.             McDonald's Corporation
 American International Group         NALCO Chemical Company
 Boilermakers National Health         National Association of Letter Carriers
   and Welfare Fund                   The Pillsbury Company
 CNA                                  State Farm Mutual Automobile
 ConAgra, Inc.                          Insurance Company
 Crawford and Company                 Tandy Corporation
 Delphi Automotive Systems            Texas Instruments Employees' Health
 Eaton Corporation                      Benefits Trust
 Hartford Financial Services, Inc.    The Mail Handlers Benefit Plan
 Kemper National Services             The Sherwin-Williams Company
 Liberty Mutual Insurance Company     Travelers Property Casualty

   The Company presently has approximately 60 group health and workers' compensation insurance carrier clients. Typically, First Health enters into a master service agreement with an insurance carrier under which First Health agrees to provide its cost management services to health care plans maintained by the carrier's policyholders. First Health's services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering First Health's services to its policyholders, thus relieving the Company of a significant marketing expense.

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

                                Risk Products

   The Company's offering of HMO-like health plans for self-funded ERISA plans in 1998 and 1999 did not achieve the anticipated level of commercial acceptance. Accordingly, the Company stopped marketing these plans in 2000.

   Stop-Loss Insurance

   The Company's stop-loss insurance capabilities through its wholly-owned insurance companies enable it to serve as an integrated single source for managed care needs. Because First Health's stop-loss rates are based on the savings and value generated through the Company's various services, First Health is able to offer competitive rates and policies. The Company can offer multiple-year rate guarantees that include fixed-percent increases and that are based upon loss results. Stop-loss policies are written through the Company's wholly-owned insurance subsidiaries. Policies can be written for either or both specific or aggregate stop-loss insurance. This is the primary insurance product the Company is emphasizing in its sales efforts currently.

                        First Health Services Overview

   First Health Services ("Services") provides value-added automation, administration, payment, and health care management services for public sector clients. Services provides: 1) Pharmacy Benefit Management, which manages pharmacy benefit plans for managed care organizations, HMOs, Insurers, Specialty & Elderly Rx programs, Medicaid programs, state-funded specialty programs, and self-funded employers; 2) Mental Health, which provides psychiatric utilization review, long-term care review and quality of care evaluation services for state government clients; and 3) Fiscal Agent, which administers state Medicaid health plans and other state funded health care programs.

   First Health has been able to leverage its Medicaid fiscal agent expertise, its base of experience in the public sector and its client relationships with over 20 state governments, to provide new products and services as the public sector health programs (primarily Medicaid) move toward managed care.

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

   PBM services are increasingly required by both public and private third-party payers as prescription drug expenses grow. Services' PBM program is one of the few large-scale participants in the market not aligned with or controlled by a drug manufacturer. Management believes that Services' role as an objective provider is a distinct competitive advantage in the growing sectors of managed care organizations and state government plans, where clinical autonomy is often a requirement. Furthermore, Services is the national leader with substantial experience managing pharmacy plans for Medicaid and elderly populations. This clinical and management expertise gives Services a competitive advantage in the rapidly growing market of managed care organizations serving capitated public sector lives (primarily Medicaid).

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

   Health Care Management

   Health Care Management provides an array of quality evaluation and utilization review services to Medicaid programs, state mental health agencies, HMOs, managed care organizations, and other health care programs desiring to improve quality of care, contain costs, ensure appropriate care, and measure outcomes. Products include: 1) External Quality Reviews; 2) Utilization Review; and 3) Long Term Care Reviews.

   The External Quality Review encompasses the entire medical delivery mechanism, not just the mental health portion. There is a new market rapidly developing as various states implement this type of program to move Medicaid recipients into Managed Care Organizations.

   Health Care Management provides services for a variety of behavioral health programs, including Medicaid Under 21 acute psychiatric treatment, adult and geriatric acute psychiatric treatment, residential services, and other alternative services. Health Care Management also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing proportions of public funds on the treatment of mental and substance abuse illnesses, the need for utilization review services is increasing. Some states are moving toward capitated contracts with private sector firms to help manage this problem; however, many states are opting to contract for utilization review services to ensure appropriate mental health care while containing costs.

   Under the Long Term Care Review program, Health Care Management provides level-of-care determinations as well as preadmission screenings and annual resident reviews ("PASARRs") to determine the need for specialized services for mental illness, mental retardation or related conditions.

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

   Services management believes there are significant future opportunities in this market and has been recently awarded significant additional business from the Commonwealth of Virginia. In addition, there are several benefits that Services receives from operating the Fiscal Agent business: 1) the contracts are profitable, with very little new capital investment in the business required; 2) the expertise, capabilities and systems developed from these contracts have provided a platform for expansion into other products, services and customer segments; and 3) customer relationships with the states have proven valuable to First Health Services in developing other business in PBM and Mental Health.

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

   Over the last few years, the Company believes a major competitive threat has arisen as a result of the so-called "Silent" Preferred Provider Organizations (PPO) or non-directed networks. In this situation, medical reimbursement payers seek to avail themselves of PPO discounts without providing any apparent patient channeling mechanisms. Management believes that these organizations undermine the trust of providers who offer preferred rates to networks anticipating active patient directing programs. Since managed care is fundamentally a bargain between a managed care organization and a medical provider in which the managed care organization channels patients to the provider in exchange for favorable price consideration and the adherence to managed care guidelines, the Company believes "silent" PPO networks can and do undermine that bargain. To the extent that providers are misled into a price for volume trade-off, management is concerned that the ability of legitimate managed care companies to obtain appropriate priced considerations will be diminished.

   Employees

   As of December 31, 2000, First Health had approximately 3,825 employees, including approximately 1650 employees involved in claims processing and related activities; 640 employees in information systems; 470 employees in various clinical management and quality assessment activities; 400 employees in PPO development and operations, 260 employees in sales, account management and marketing; and the remainder involved with accounting, legal, human resources, facilities, and other administrative, support and executive functions. First Health also has a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when requested by First Health to render consulting services. None of the Company's employees are presently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

   Government Regulations and Risk Management

   The Company believes that its methods of operation are in material compliance with all applicable laws, including statutes and regulations relating to PPO and clinical management operations.

 Item 2.   Properties

   First Health owns four office buildings consisting of an aggregate of approximately 465,000 square feet of space. The Company's headquarters are located in Downers Grove, Illinois and the other three are located in West Sacramento, California; Houston, Texas and Scottsdale, Arizona. Currently the Company is in the process of constructing two new office buildings, totaling 160,000 square feet in Pittsburgh, Pennsylvania and Tucson, Arizona. Additionally, the Company leases significant office space in the Salt Lake City, Utah; Milwaukee, Wisconsin; Richmond, Virginia; Pittsburgh, Pennsylvania and Boise, Idaho. The Company also has numerous smaller leased facilities throughout the nation.

   All of the Company's buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet the Company's operating needs in the foreseeable future.

 Item 3.   Legal Proceedings

   First Health is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending suits will not have a material adverse effect on the business or financial condition of First Health. See Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, incorporated herein by reference, for further information.

 Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2000.

                   Executive Officers of the Company

 Name                     Age    Position
 ---------------------   ----    -------------------------------------------
 James C. Smith           60     Chairman of the Board and Chief Executive
                                 Officer

 Daniel Brunner           57     Executive Vice President, Government
                                 Affairs

 Mary Anne Carpenter      55     Executive Vice President, Service Products

 A. Lee Dickerson         51     Executive Vice President, Provider Networks

 Patrick G. Dills         47     Executive Vice President, Sales

 Susan T. Smith           50     General Counsel and Secretary

 Joseph E. Whitters       42     Vice President, Finance and Chief Financial
                                 Officer

 Edward L. Wristen        49     President and Chief Operating Officer


   James C. Smith has served as Chairman of the Board since January 2001 and Chief Executive Officer and director of First Health since January 1984.

   Daniel Brunner, a director of the Company, has been Executive Vice President, Government Affairs since January 1994. Prior to that, he was Corporate Operating Officer in charge of government affairs since February 1992. He previously served as the President of a company acquired by First Health in 1988.

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

   Edward L. Wristen joined First Health in November 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April 1991. In February 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January 1995, Mr. Wristen became Executive Vice President, Risk Products. In September 1998, Mr. Wristen became Chief Operating Officer. In January, 2001 Mr. Wristen became President of the Company. Prior to joining First Health, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March 1989 to November 1990. From February 1987 to February 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

   The Company's officers serve at the discretion of the Board of Directors.

                                PART II

 Item 5.   Market for  Registrant's  Common Equity  and  Related  Stockholder
           Matters.

   The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since the Company's corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of the Company's Common Stock on the Nasdaq National Market and the approximate number of holders of record of the Common Stock is set forth under "Common Stock" in the Company's 2000 Annual Report to Stockholders. Information concerning the Company's dividend policy is set forth under "Dividend Policy" in the Company's 2000 Annual Report to Stockholders. All such information is incorporated herein by reference.

 Item 6.   Selected Financial Data.

   Selected financial data of the Company for each of its last five fiscal years is set forth under "Selected Financial Data" in the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

   The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

   The disclosures required by this item are contained in the Company's 2000 Annual Report under the caption Market Risk and are incorporated herein by reference.

 Item 8.   Financial Statements and Supplementary Data.

   The financial statements required by this item are contained in the Company's 2000 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

   Financial Statements:                                          Page No.
                                                                  --------
   Report of Independent Auditors                                    33

   Consolidated Balance Sheets as of
      December 31, 1999 and 2000                                    34-35

   Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1999 and 2000                               36

   Consolidated Statements of Comprehensive Income for the Years
      Ended December 31, 1998, 1999 and 2000                         37

   Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1998, 1999 and 2000                  38-39

   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998, 1999 and 2000                  40-41

   Notes to Consolidated Financial Statements                       42-51



 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                PART III



 Item 10.  Directors and Executive Officers of the Registrant.

   Certain information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Company" in Part I. Other information regarding the Company's executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for the Company's Annual meeting of Stockholders to be held on May 22, 2001 (the "Proxy Statement"), and such information is incorporated herein by reference.

 Item 11.  Executive Compensation.

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference. However, the Report of the Compensation Committee of the Board of Directors on Executive
 Compensation contained in the Proxy Statement is not incorporated by reference herein, in any of the Company's previous filings under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

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

                                   PART IV


 Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (a)  The following documents are filed as part of this report:

           (1) The Index to Financial Statements is set forth on pages 23 and 24 of this report.

           (2) Consolidated Financial Statements Schedules:
               Schedule II - Valuation and Qualifying Accounts and Reserves.
               Schedule IV - Reinsurance

           (3) Exhibits

   (b) Report on Form 8-K:

   The Company did not file a current report on Form 8-K during the fourth quarter of fiscal 2000.

                                   First Health Group Corp.
                 Schedule II - Valuation and Qualifying Accounts and Reserves
                         Years Ended December 31, 2000, 1999, and 1998


                                   Balance at    Additions Charged  Adjustments     Balance at
                                  Beginning of       to Costs           and           End of
  Description                        Period        and Expenses    Charges-offs       Period
  ------------                     ----------       ----------     -----------      ----------
 Year Ended December 31, 2000
 ----------------------------
  Allowance for Doubtful Accounts $10,844,000      $        --    $    (33,000)    $10,811,000
                                   ==========       ==========     ===========      ==========
  Accrued Restructuring Expenses  $ 5,149,000      $        --    $   (900,000)    $ 4,249,000
                                   ==========       ==========     ===========      ==========

 Year Ended December 31, 1999:
 ----------------------------
  Allowance for Doubtful Accounts $11,151,000        $      --    $   (307,000)    $10,844,000
                                   ==========       ==========     ===========      ==========
  Accrued Restructuring Expenses  $15,303,000        $      --    $(10,154,000)    $ 5,149,000
                                   ==========       ==========     ===========      ==========

 Year Ended December 31, 1998:
 ----------------------------
  Allowance for Doubtful Accounts $10,064,000      $   897,000    $    190,000     $11,151,000
                                   ==========       ==========     ===========      ==========
  Accrued Restructuring Expenses  $28,166,000      $        --    $(12,863,000)    $15,303,000
                                   ==========       ==========     ===========      ==========



                                            First Health Group Corp.
                                           Schedule IV - Reinsurance
                                 Years Ended December 31, 2000, 1999 and 1998


                                                                                        Percentage
                                                    Ceded          Assumed               of Amount
                                    Gross          to Other      from Other      Net      Assumed
                                    Amount         Companies      Companies     Amount    to Net
                                  -----------   --------------    ---------   ----------    ---

   Year ended 12/31/00:
   -------------------
   Life insurance in force:      $195,112,000  $  (185,455,000)  $       --  $ 9,657,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                4,064,000       (3,906,000)      42,000      200,000     21%
      Accident and health
         insurance                 13,614,000       (2,853,000)   1,214,000   11,975,000     10%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 17,678,000  $    (6,759,000)  $1,256,000  $12,175,000     10%
                                  ===========   ==============    =========   ==========    ===

   Year ended 12/31/99:
   -------------------
   Life insurance in force:      $448,134,000  $  (437,183,000)  $      --   $10,951,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                6,086,000       (5,901,000)      41,000      226,000     18%
      Accident and health
         insurance                  9,502,000       (3,497,000)   1,442,000    7,447,000     19%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 15,588,000  $    (9,398,000)  $1,483,000  $ 7,673,000     19%
                                  ===========   ==============    =========   ==========    ===


   Year ended 12/31/98:
   -------------------
   Life insurance in force:      $585,037,000  $  (545,305,000)  $       --  $39,732,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                8,845,000       (8,442,000)      54,000      457,000     12%
      Accident and health
         insurance                 19,539,000       (3,044,000)   2,039,000   18,534,000     11%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 28,384,000  $   (11,486,000)  $2,093,000  $18,991,000     11%
                                  ===========   ==============    =========   ==========    ===


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST HEALTH GROUP CORP.

                            By:  /s/James C. Smith
                    -------------------------------------
                    James C. Smith, Chairman of the Board
                         and Chief Executive Officer

 Date:  March 22, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2001:


           Signature                                Title
 ------------------------------          ------------------------------------
 /s/James C. Smith                       Chairman of the Board, Chief
                                         Executive Officer,

 James C. Smith                          Director (Principal Executive
                                         Officer)

 /s/Joseph E. Whitters                   Chief Financial Officer
 Joseph E. Whitters                      (Principal Financial and Accounting
                                         Officer)

 /s/Michael J. Boskin                    Director
 Michael J. Boskin

 /s/Daniel Brunner                       Director
 Daniel Brunner

 /s/Robert S. Colman                     Director
 Robert S. Colman

 /s/Harold S. Handelsman                 Director
 Harold S. Handelsman

 /s/Don Logan                            Director
 Don Logan

 /s/Thomas J. Pritzker                   Director
 Thomas J. Pritzker

 /s/David Simon                          Director
 David Simon

 /s/Edward L. Wristen                    Director
 Edward L. Wristen

 INDEPENDENT AUDITORS' REPORT



 Board of Directors and Stockholders
 First Health Group Corp.
 Downers Grove, IL  60515

 We have audited the consolidated financial statements of First Health Group Corp as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 and have issued our report thereon, dated February 19, 2001; such consolidated financial statements and report are included in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE LLP

 Chicago, Illinois
 February 19, 2001

                                 INDEX TO EXHIBITS

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
  2.1.            Omitted

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

  9.2.            Omitted

 10.1 - 10.24.    Omitted

 10.25.           Form of Consulting Physician Agreement, {10.20} (2)

 10.26.           Form of Consulting Specialist Agreement. {10.21} (2)

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 10.27-10.68.     Omitted

 10.69.           Second  Restatement   of  the   HealthCare  COMPARE   Corp.
                  Retirement Savings Plan. {10.69} (14)

 10.70.           Director's Option Plan dated May 23, 1991. {10.70} (14)

 10.71.           Stock Option Plan (for employees of OUCH). {10.71} (14)

 10.72. - 10.75.  Omitted

 10.76. Employment Agreement dated as of July 1, 1993 by and between COMPARE and Daniel S. Brunner. {10.76} (15)

 10.77.- 10.89.   Omitted

 10.90.           Retainer   Agreement   dated  January   1,   1994   between
                  HealthCare COMPARE Corp. and Ronald H. Galowich.  {10.90}

 10.91-10.93.     Omitted.

 10.94.           1995 Employee Stock Option Plan.  (4.1)   {18}

 10.95-10.98      Omitted

 10.99. Agreement dated as of September 1, 1995 between HealthCare COMPARE Corp. and Electronic Data Systems. {10.99} (20)

 10.100. - 10.105 Omitted.

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 10.106.           Employment  Agreement  dated   April  29,  1997   between
                   HealthCare COMPARE Corp.  and Patrick G. Dills.  {10.106}
                   (22)

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

 10.112.           1998 Directors Stock Option Plan {4} (24)

 10.113. Employment Agreement dated May 18, 1999 between First Health Group Corp. and James C. Smith. {10.113} (26)

 10.114. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Ed Wristen. {10.114} (26)

 10.115. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Mary Anne Carpenter. {10.115}
                   (26)

 10.116. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Lottie Kurcz. {10.116} (26)

 10.117. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Susan T. Smith. {10.117} (26)

 10.118. Employment Agreement dated May 1, 1999 between First Health Group Corp. and A. Lee Dickerson. {10.118} (26)

 10.119            Omitted.

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 10.120. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters. {10.120} (26)

 10.121. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.121} (26)

 10.122. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.122} (27)

 10.123. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.123} (27)

 10.124.          2000 Stock Option Plan {4} (28)

 11.              Computation of Basic and Diluted Earnings Per Share.

 13.              2000 Annual Report to Stockholders.

 21.              Subsidiaries of the Company.

 23.              Consent of Deloitte & Touche LLP

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 {  }             Exhibits  so marked  have been  previously filed  with  the
                  Securities and Exchange Commission as exhibits to the filings shown below under the exhibit number indicated following the respective document description and are incorporated herein by reference.

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

 (10) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on November 1, 1991.

 (11) Registration Statement of Form S-4, as filed with the Securities and Exchange Commission on January 27, 1992.

 (12) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 4, 1992.

 (13) Annual Report on Form 10-K for the year ended December 31, 1991 as filed with the Securities and Exchange Commission on March 27, 1992.

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 (14) Annual Report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange Commission on March 26, 1993.

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

 (18) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

 (19) Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 27, 1996.

 (20) Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

 (21) Registration Statement on Form S-8 as filed with the Securities Exchange Commission on July 23, 1997.

 (22) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

 (23) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (24) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (25) Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 29, 1999.

 (26) Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 24, 2000.

 (27) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001

 (28) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001