Form 10-Q
period 2001-03-31
FIRST HEALTH GROUP CORP
filed 2001-05-11
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2001
                                      OR
        { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on May 7, 2001, was 48,809,864.

                 First Health Group Corp. and Subsidiaries

                                   INDEX


 Part I. Financial Information
                                                                   Page Number
                                                                   -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at March 31, 2001
         and December 31, 2000 ...................................       3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at March 31, 2001 and December 31, 2000...........       4

       Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000 ...........................       5

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2001 and 2000 ..............       5

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000 ...........................      6-7

       Notes to Consolidated Financial Statements ................      8-9

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............     10-13

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ....................................      14

 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K .................      15


 Signatures.......................................................      16

 PART 1.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                     March 31, 2001  December 31, 2000
                                              ------------    ------------
 Current Assets:

   Cash and cash equivalents ............    $  20,496,000   $  23,538,000
   Short-term investments ...............        2,202,000       2,015,000
   Accounts receivable, less allowances
     for doubtful accounts of $10,813,000
     and $10,811,000, respectively.......       58,604,000      57,137,000
   Deferred taxes .......................       16,480,000      16,480,000
   Other current assets .................       14,465,000      14,443,000
                                              ------------    ------------
   Total current assets .................      112,247,000     113,613,000


 Long-Term Investments:

   Marketable securities ................       63,714,000      58,242,000
   Other ................................       43,986,000      43,787,000
                                              ------------    ------------
                                               107,700,000     102,029,000
                                              ------------    ------------
 Property and Equipment:

   Land, buildings and improvements......       75,303,000      71,135,000
   Computer equipment and software.......      162,432,000     148,846,000
   Office furniture and equipment........       17,884,000      16,597,000
                                              ------------    ------------
                                               255,619,000     236,578,000

   Less accumulated depreciation and
     amortization........................      (90,145,000)    (80,861,000)
                                              ------------    ------------
   Net property and equipment ...........      165,474,000     155,717,000
                                              ------------    ------------

 Goodwill, less accumulated amortization
   of $13,221,000 and $12,355,000,
   respectively..........................       89,109,000      89,975,000

 Reinsurance Recoverable.................       27,398,000      28,215,000

 Other Assets............................        1,917,000       2,047,000
                                              ------------    ------------
                                             $ 503,845,000   $ 491,596,000
                                              ============    ============

                See Notes to Consolidated Financial Statements



 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                            March 31, 2001  December 31, 2000
                                              ------------    ------------
 Current Liabilities:

   Accounts payable ..............           $  27,981,000  $   31,727,000
   Accrued expenses ..............              28,199,000      28,603,000
   Income taxes payable ..........               4,693,000              --
   Claims reserves ...............              11,786,000      13,013,000
                                              ------------    ------------
   Total current liabilities .....              72,659,000      73,343,000



 Long-Term Debt...................             100,000,000     127,500,000
 Claims Reserves..................              27,398,000      28,215,000
 Deferred Taxes...................              64,876,000      58,621,000
 Other Non-Current Liabilities....              22,563,000      22,504,000
                                              ------------    ------------
   Total liabilities .............             287,496,000     310,183,000
                                              ------------    ------------

 Commitments and Contingencies....                      --              --

 Stockholders' Equity:

   Common stock ..................                 799,000         795,000
   Additional paid-in capital ....             261,615,000     252,092,000
   Retained earnings .............             558,828,000     534,428,000
   Accumulated comprehensive loss                 (500,000)     (1,509,000)
   Treasury stock, at cost .......            (604,393,000)   (604,393,000)
                                              ------------    ------------
   Total stockholders' equity ....             216,349,000     181,413,000
                                              ------------    ------------
                                             $ 503,845,000   $ 491,596,000
                                              ============    ============

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 ----------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
 Revenues............................        $ 136,984,000   $ 122,475,000
                                              ------------    ------------
 Operating expenses:

   Cost of services .................           59,737,000      55,435,000
   Selling and marketing ............           12,944,000      11,473,000
   General and administrative .......            8,370,000       8,725,000
   Healthcare benefits ..............            3,703,000       2,359,000
   Depreciation and amortization ....           10,602,000       9,113,000
                                              ------------    ------------
                                                95,356,000      87,105,000
                                              ------------    ------------

 Income from operations..............           41,628,000      35,370,000

 Other (income) expense:
   Interest expense .................            2,471,000       3,966,000
   Interest income ..................           (1,851,000)     (1,557,000)
                                              ------------    ------------
 Income before income taxes..........           41,008,000      32,961,000

 Income taxes........................          (16,608,000)    (13,349,000)
                                              ------------    ------------
 Net income..........................        $  24,400,000   $  19,612,000
                                              ============    ============

 Weighted average shares
   outstanding - basic                          48,363,000      47,712,000
                                              ============    ============
 Net income per common share - basic.        $         .50   $         .41
                                              ============    ============
 Weighted average shares
   outstanding - diluted                        50,849,000      49,531,000
                                              ============    ============
 Net income per common share - diluted       $         .48   $         .40
                                              ============    ============



 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)
 ----------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
 Net income..........................        $  24,400,000   $  19,612,000
                                              ------------    ------------

 Unrealized gains on securities,
   before tax........................            1,594,000       1,818,000
 Income tax expense related to items
   of other comprehensive income.....             (585,000)       (736,000)
                                              ------------    ------------
 Other comprehensive income..........            1,009,000       1,082,000
                                              ------------    ------------
 Comprehensive income................        $  25,409,000   $  20,694,000
                                              ============    ============


                See Notes to Consolidated Financial Statements



 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 ----------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                              ----------------------------
                                                2001             2000
                                              ------------    ------------
 Cash flows from operating activities:
   Cash received from customers .........    $ 135,802,000   $ 112,788,000
   Cash paid to suppliers and employees .      (85,246,000)    (78,135,000)
   Healthcare benefits paid .............       (6,643,000)     (1,320,000)
   Interest income received .............          790,000       1,208,000
   Interest expense paid ................       (2,488,000)     (3,813,000)
   Income taxes (paid) received, net ....       (1,757,000)      1,386,000
                                              ------------    ------------
   Net cash provided by operating activities    40,458,000      32,114,000
                                              ------------    ------------

 Cash flows from investing activities:
   Purchases of investments .............       (8,223,000)     (2,464,000)
   Sales of investments .................        4,611,000       2,456,000
   Purchase of property and equipment ...      (19,492,000)     (9,868,000)
                                              ------------    ------------
   Net cash used in investing activities       (23,104,000)     (9,876,000)
                                              ------------    ------------

 Cash flows from financing activities:
   Purchase of treasury stock ...........               --     (10,938,000)
   Repayment of long-term debt ..........      (27,500,000)    (25,000,000)
   Stock option loans to employees ......               --      (3,050,000)
   Stock option loan repayments .........               --         633,000
   Proceeds from issuance of common stock        7,104,000       6,608,000
                                              ------------    ------------
   Net cash used in financing activities       (20,396,000)    (31,747,000)
                                              ------------    ------------

 Net decrease in cash and cash equivalents      (3,042,000)     (9,509,000)
 Cash and cash equivalents,
   beginning of period...................       23,538,000      35,639,000
                                              ------------    ------------
 Cash and cash equivalents, end of period    $  20,496,000   $  26,130,000
                                              ============    ============
 Non-cash financing activity:
   Stock options exercised in exchange
     for stock shares...............         $          --   $   8,433,000
                                              ============    ============

                See Notes to Consolidated Financial Statements



 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 ----------------------------------------------------------------------------
                                            Three Months Ended March 31,

                                                2001             2000
                                              ------------    ------------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income................................. $  24,400,000   $  19,612,000
                                              ------------    ------------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:

     Depreciation and amortization ..........   10,602,000       9,113,000

     Change in provision for uncollectible
       receivables...........................        2,000          17,000

     Tax benefit from stock options exercised    2,423,000       2,680,000

     Deferred income taxes ..................    5,670,000        (742,000)

     Other, net .............................     (653,000)        527,000

     Changes in Assets and Liabilities:

     Accounts receivable ....................   (1,469,000)    (10,104,000)

     Other current assets ...................      (22,000)     (3,898,000)

     Reinsurance recoverable ................      817,000         646,000

     Accounts payable and accrued expenses...   (4,150,000)      1,847,000

     Claims reserves ........................   (2,044,000)        141,000

     Income taxes payable ...................    4,693,000      12,055,000

     Non-current assets and liabilities .....      189,000         220,000
                                              ------------    ------------


   Total adjustments ........................   16,058,000      12,502,000
                                              ------------    ------------


   Net cash provided by operating activities $  40,458,000    $ 32,114,000
                                              ============    ============

                 See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2000 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,009,000, net of deferred income taxes, for the three months ended March 31, 2001. The net unrealized loss as of March 31, 2001, included as a component of stockholders' equity, was $500,000, net of deferred income taxes. The Company has five separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of March 31, 2001 was $39.4 million and is accounted for on the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $690,000 and $573,000 for the three months ended March 31, 2001 and 2000, respectively, and is included in interest income.

 3. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. As of March 31, 2001, approximately 5.2 million shares remain available for repurchase under the Company's current repurchase authorization.

 4. Weighted average shares outstanding increased for diluted earnings per share by 2,486,000 and 1,819,000 respectively, for the three months ended March 31, 2001 and 2000 due to the effect of stock options outstanding. Diluted net income per share was $.02 and $.01 less than basic net income per share for the three months ended March 31, 2001 and 2000, respectively, also due to the effect of stock options outstanding.

 5. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

 6. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996, Services, in it role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the claim or the investigation will have a material adverse effect on the Company's business or financial position.


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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses, the Company may not achieve its projected 2001 financial results (discussed below).


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


   The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively:

                                           Sources of Revenue

                                            ($ in thousands)
                                        Three Months Ended March 31,
                                       ------------------------------
                                        2001      %      2000      %
                                       -------  ----    -------  ----
      Sources of Revenue:
        PPO Services                  $ 75,711   55%   $ 64,917   53%
        Claims Administration           41,545   30      37,545   31
        Clinical Management Services     7,087    5       7,711    6
        Fee Schedule Services            8,754    7       8,958    7
        Premiums, Net                    3,887    3       2,908    2
        Service                             --   --         436    1
                                       -------  ----    -------  ----
      Total Revenue                   $136,984  100%   $122,475  100%
                                       =======  ====    =======  ====


   Revenue for the three months ended March 31, 2001 increased $14,509,000 (12%) from the same period of 2000 due to strong PPO revenue which increased 17% from the first quarter of 2000. The increase in PPO revenue for the three months ended March 31, is due to new client activity, existing clients utilizing more PPO services and the overall increase in PPO providers. Claims administration revenue increased $4,000,000 (11%) from the same period last year due primarily to new business particularly in the commercial sector. Revenue from clinical cost management services decreased $624,000 (8%) for the three months ended March 31, 2001 from the comparable period in 2000. This decrease is due principally to the termination of certain healthcare management contracts with various state Medicaid programs. Revenue from fee schedule services decreased $204,000 (2%) from the comparable period in 2000 due to a loss of business primarily from General Motors. Premium revenue increased $979,000 (34%) for the three months ended March 31, 2001 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $436,000 (100%) from the comparable period of 2000 as the Company no longer offers this product.

   Cost of services increased $4,302,000 (8%) for the three months ended March 31, 2001 from the comparable period of 2000. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 44% from 45% in the comparable period last year. This decrease is due primarily to efficiencies achieved as the Company's business continues to expand.

   Selling and marketing costs for the three months ended March 31, 2001 increased $1,471,000 (13%) from the comparable period of 2000. The increase is due primarily to increased expenditures for the Company's focused national marketing campaign which began in the first quarter of 2000 and to the addition of new sales personnel.

   General and administrative costs for the three months ended March 31, 2001 decreased $355,000 (4%) from the comparable period of 2000. This decrease is the result of increased efficiencies achieved in the administrative operations.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $1,344,000 (57%) for the three months ended March 31, 2001 from the comparable period of 2000. This increase is due primarily to new client activity. The loss ratio (losses as a percent of premiums) was 95% for the three months ended March 31, 2001 compared to 81% for the comparable period of 2000.
 Management has reviewed the book of business in detail and has taken appropriate action at renewal in an effort to reduce the loss ratio going forward.

   Depreciation and amortization expenses increased $1,489,000 (16%) for the three months ended March 31, 2001 from the comparable period of 2000 due primarily to increased technology infrastructure investments made over the course of the past few years as well as various software applications which came on-line during 2000. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest income for the three months ended March 31, 2001 increased $294,000 (19%) from the same period in 2000 due primarily to more investable funds being available due to debt repayment occurring later in the quarter.

   Interest expense decreased $1,495,000 (38%) from the comparable period of 2000 as the outstanding debt has decreased from $215 million at March 31, 2000 to $100 million at March 31, 2001. The interest rate at March 31, 2001 was approximately 5.75% per annum.

   Net income for the three months ended March 31, 2001, increased $4,788,000 (24%) from the comparable period of 2000. This increase is due primarily to the increase in PPO revenue as well as increased efficiency in the Company operations and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three months ended March 31, 2001 increased 20% to $.48 per share from the comparable period of 2000. For the three months ended March 31, 2001, diluted common shares outstanding increased 3% from the comparable period of 2000.


 Liquidity and Capital Resources

   The Company had $39,588,000 in working capital at March 31, 2001 compared with working capital of $40,270,000 at December 31, 2000. Through the first three months of the year, operating activities provided $40,458,000 of cash. Investment activities used $23,104,000 of cash representing purchases of fixed assets of $19,492,000 and net purchases of investments of $3,612,000. Financing activities used $20,396,000 of cash representing $27,500,000 in repayment of long-term debt partially offset by $7,104,000 in proceeds from issuance of common stock.

 The Company has a revolving credit agreement in the amount of $350 million. As of March 31, 2001, $100 million was outstanding under this facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.


 2001 Outlook

   The Company is currently targeting revenue growth in the 10% area to approximately $560 million in 2001. Diluted earnings per share (EPS) percentage growth is currently estimated to be in the 19%-20% area up from our previous estimates of 18% growth.

   Revenue growth is anticipated to be led by our PPO business which is expected to grow in the mid to high teen area. The Company anticipates that our claims administration business will grow in the double digits area and that fee schedule revenue will be flat or slightly decline due to a loss of business from General Motors. See "Forward-Looking Information".


 New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.


 Legal Proceedings

   The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996, Services, in it role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the claim or the investigation will have a material adverse effect on the Company's business or financial position.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure at March 31, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.
 PART II


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

                        First Health Group Corp.



 Dated:    May 11, 2001             /s/James C. Smith
                                    ------------------------------------
                                    James C. Smith
                                    Chairman and Chief Executive Officer


 Dated:    May 11, 2001             /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial Officer)