Form 10-Q
period 2001-06-30
FIRST HEALTH GROUP CORP
filed 2001-08-08
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001
                                     OR
     { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ________

                        Commission file number 0-15846

                           First Health Group Corp.
                      formerly HealthCare COMPARE Corp.)
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

 The number of shares of Common Stock, par value $.01 per share, outstanding on August 3, 2001, was 99,195,199.

             First Health Group Corp. and Subsidiaries

                               INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at June 30, 2001
         and December 31, 2000 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at June 30, 2001 and December 31, 2000 ...........     4

       Consolidated Statements of Operations for the three months
         ended June 30, 2001 and 2000 ............................     5

       Consolidated Statements of Operations for the six months
         ended June 30, 2001 and 2000 ............................     6

       Consolidated Statements of Comprehensive Income for the
         three months ended June 30, 2001 and 2000 ...............     7

       Consolidated Statements of Comprehensive Income for the
         six months ended June 30, 2001 and 2000 .................     7

       Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000 ............................    8-9

       Notes to Consolidated Financial Statements ................   10-12

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............   13-17

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ....................................    18

 Part II.  Other Information

       Item 4.  Submission of Matters to a Vote of
                  Security Holders................................    19

       Item 6.  Exhibits and Reports on Form 8-K .................    19

 Signatures.......................................................    20


 PART 1.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                      June 30, 2001  December 31, 2000
                                                ----------      ----------
 Current Assets:

   Cash and cash equivalents ............       $   12,089      $   23,538
   Short-term investments ...............            1,963           2,015
   Accounts receivable, less allowances
      for doubtful accounts of $10,813
      and $10,811 respectively...........           68,455          57,137
   Deferred taxes .......................           16,502          16,480
   Other current assets .................           12,007          14,443
                                                 ---------       ---------
   Total current assets .................          111,016         113,613

 Long-Term Investments:

   Marketable securities ...............            65,433          58,242
   Other ...............................            49,870          43,787
                                                 ---------       ---------
                                                   115,303         102,029
                                                 ---------       ---------
 Property and Equipment:

   Land, buildings and improvements.....            81,449          71,135
   Computer equipment and software......           172,803         148,846
   Office furniture and equipment.......            18,877          16,597
                                                 ---------       ---------
                                                   273,129         236,578
   Less accumulated depreciation and
      amortization......................          (100,483)        (80,861)
                                                 ---------       ---------
   Net property and equipment ..........           172,646         155,717
                                                 ---------       ---------
 Goodwill, less accumulated amortization
   of $14,089 and $12,355, respectively.            88,241          89,975
 Reinsurance recoverable................            27,192          28,215
 Other Assets...........................             1,928           2,047
                                                 ---------       ---------
                                                $  516,326      $  491,596
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June 30, 2001  December 31, 2000
                                                 ---------       ---------
 Current Liabilities:

   Accounts payable ....................        $   30,242      $   31,727
   Accrued expenses ....................            28,185          28,603
   Claims reserves .....................            12,881          13,013
                                                 ---------       ---------
   Total current liabilities ...........            71,308          73,343

 Long-Term Debt.........................            62,500         127,500
 Claims Reserves - Non-Current..........            27,192          28,215
 Deferred Taxes.........................            64,922          58,621
 Other Non-Current Liabilities..........            22,379          22,504
                                                 ---------       ---------
   Total liabilities ...................           248,301         310,183
                                                 ---------       ---------
 Commitments and Contingencies..........                --              --

 Stockholders' Equity:

   Common stock ........................             1,302             795
   Additional paid-in capital ..........           288,169         252,092
   Retained earnings ...................           583,413         534,428
   Accumulated comprehensive loss.......              (466)         (1,509)
   Treasury stock, at cost .............          (604,393)       (604,393)
                                                 ---------       ---------
   Total stockholders' equity ..........           268,025         181,413
                                                 ---------       ---------
                                                $  516,326      $  491,596
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in 000's except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                                Three Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Revenues............................           $  138,949      $  125,884
                                                 ---------       ---------
 Operating expenses:

   Cost of services .................               60,438          55,964
   Selling and marketing ............               13,233          11,914
   General and administrative .......                8,622           8,510
   Healthcare benefits ..............                3,396           3,374
   Depreciation and amortization ....               11,285           9,374
                                                 ---------       ---------
                                                    96,974          89,136
                                                 ---------       ---------
 Income from operations..............               41,975          36,748

 Other (income) expense:

   Interest expense .................                1,119           4,079
   Interest income ..................               (1,714)         (1,841)
                                                 ---------       ---------
 Income before income taxes..........               42,570          34,510

 Income taxes........................              (17,241)        (13,977)
                                                 ---------       ---------
 Net income..........................           $   25,329      $   20,533
                                                 =========       =========
 Weighted average shares
   outstanding - basic...............               97,765          95,940
                                                 =========       =========
 Net income per common share - basic.           $      .26      $      .21
                                                 =========       =========
 Weighted average shares
   outstanding - diluted..............             102,396          99,968
                                                 =========       =========
 Net income per common share - diluted          $      .25      $      .21
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in 000's except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Revenues............................           $  275,933      $  248,359
                                                 ---------       ---------
 Operating expenses:

   Cost of services .................              120,175         111,399
   Selling and marketing ............               26,177          23,387
   General and administrative .......               16,992          17,235
   Healthcare benefits ..............                7,099           5,733
   Depreciation and amortization ....               21,887          18,487
                                                 ---------       ---------
                                                   192,330         176,241
                                                 ---------       ---------
 Income from operations..............               83,603          72,118

 Other (income) expense:

   Interest expense .................                3,590           8,045
   Interest income ..................               (3,565)         (3,398)
                                                 ---------       ---------
 Income before income taxes..........               83,578          67,471

 Income taxes........................              (33,849)        (27,326)
                                                 ---------       ---------
 Net income..........................           $   49,729      $   40,145
                                                 =========       =========

 Weighted average shares
   outstanding - basic...............               97,270          95,724
                                                 =========       =========
 Net income per common share - basic.           $      .51      $      .42
                                                 =========       =========
 Weighted average shares
   outstanding - diluted..............             102,034          99,544
                                                 =========       =========
 Net income per common share - diluted          $      .49      $      .40
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                                Three Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Net income..................................   $   25,329      $   20,533
                                                 ---------       ---------
 Unrealized gains on securities, before tax..           79             859
 Income tax expense related to items of other
   comprehensive income......................          (45)           (348)
                                                 ---------       ---------
 Other comprehensive income..................           34             511
                                                 ---------       ---------
 Comprehensive income........................   $   25,363      $   21,044
                                                 =========       =========



                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Net income..................................   $   49,729      $   40,145
                                                 ---------       ---------
 Unrealized gains on securities, before tax..        1,673           2,644
 Income tax expense related to items of other
   comprehensive income......................         (630)         (1,051)
                                                 ---------       ---------
 Other comprehensive income..................        1,043           1,593
                                                 ---------       ---------
 Comprehensive income........................   $   50,772      $   41,738
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Cash flows from operating activities:
   Cash received from customers ............    $  265,706      $  240,744
   Cash paid to suppliers and employees ....      (163,697)       (158,465)
   Healthcare benefits paid ................        (8,545)         (3,150)
   Interest income received ................         2,613           2,755
   Interest expense paid ...................        (3,848)         (6,718)
   Income taxes paid, net ..................       (15,976)         (3,516)
                                                 ---------       ---------
   Net cash provided by operating activities        76,253          71,650
                                                 ---------       ---------
 Cash flows from investing activities:
   Purchases of investments ................       (22,711)        (13,398)
   Sales of investments ....................        12,211           7,064
   Purchase of property and equipment ......       (37,107)        (23,682)
                                                 ---------       ---------
   Net cash provided by (used in)
     investing activities...................       (47,607)        (30,016)
                                                 ---------       ---------
 Cash flows from financing activities:
   Purchase of treasury stock ..............            --         (10,938)
   Repayment of long-term debt .............       (65,000)        (45,000)
   Stock option loans to employees .........        (1,500)         (3,337)
   Stock option loan repayments ............           756           3,547
   Proceeds from issuance of common stock...        25,649          17,715
                                                 ---------       ---------
   Net cash used in financing activities....       (40,095)        (38,013)
                                                 ---------       ---------
 Net increase (decrease) in cash and
  cash equivalents..........................       (11,449)          3,621
 Cash and cash equivalents,
   beginning of period......................        23,538          35,639
                                                 ---------       ---------
 Cash and cash equivalents, end of period...    $   12,089      $   39,260
                                                 =========       =========
 Non-cash financing activity:
     Stock options exercised in exchange
       for common stock.....................    $       --      $    8,733
                                                 =========       =========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income..................................   $   49,729      $   40,145
                                                 ---------       ---------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization ..........       21,887          18,487
     Change in provision for uncollectible
       receivables...........................            2             (92)
     Tax benefit from stock options exercised       10,935           7,632
     Deferred income taxes ..................        5,649          13,408
     Other, net .............................       (1,024)           (625)

     Changes in Assets and Liabilities:
     Accounts receivable ....................      (11,320)         (8,916)
     Other current assets ...................        2,436          (1,192)
     Reinsurance recoverable ................        1,023          15,678
     Accounts payable and accrued expenses...       (1,903)         (2,653)
     Claims reserves ........................       (1,155)        (13,094)
     Income taxes payable ...................           --           2,773
     Non-current assets and liabilities .....           (6)             99
                                                 ---------       ---------
   Total adjustments ........................       26,524          31,505
                                                 ---------       ---------
   Net cash provided by operating activities    $   76,253      $   71,650
                                                 =========       =========

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

 2. On May 22, 2001, the Company's Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock distribution. The stock split was paid on June 25, 2001 to stockholders of record on June 4, 2001. All historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

 3. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,043,000, net of deferred income taxes, for the six month period ended June 30, 2001. The net unrealized loss as of June 30, 2001, included as a component of stockholders' equity, was $466,000, net of deferred income taxes. The Company has six separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of June 30, 2001 was $44.2 million and is accounted for using the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $1,357,000 and $1,082,000 for the six months ended June 30, 2001 and 2000, respectively, and is included in interest income.

 4. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. As of June 30, 2001, approximately 5.2 million shares remain available for repurchase under the Company's current repurchase authorization.

 5. Weighted average shares outstanding increased for diluted earnings per share by 4,631,000 and 4,764,000 and by 4,028,000 and 3,820,000
     respectively, for the three and six months ended June 30, 2001 and 2000 due to the effect of stock options outstanding. Diluted net income per share was $.01 and $.02 less than basic net income per share for the three and six months ended June 30, 2001 due to the effect of stock options outstanding. Diluted net income per share was equal to basic net income per share for the three months ended June 30, 2000 but was $.02 less than basic income per share for the six months ended June 30, 2000 due to the effect of stock options outstanding.

 6. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"),
    "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

 7. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996, Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the claim or the investigation will have a material adverse effect on the Company's business or financial position.

 8. On May 21, 2001, the Company announced that it had entered into a definitive agreement to acquire CCN Managed Care, Inc. ("CCN"), a national group health, workers' compensation and auto managed care company based in San Diego, CA from HCA- The Healthcare Company. The Company will acquire 100% of the capital stock of CCN and 100% of the capital stock of Preferred Works, Inc., a wholly owned subsidiary of CCN, for a purchase price of approximately $195 million in cash which will be financed through the Company's revolving line of credit. On July 2, 2001, the Company received a second request for information from the Department of Justice and is working closely with the Department of Justice to complete the regulatory review process.

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

 Recent Developments

 On May 21, 2001, the Company announced that it had entered into a definitive agreement to acquire CCN Managed Care, Inc. ("CCN"), a national group health, workers' compensation and auto managed care company based in San Diego, CA from HCA - The Healthcare Company. The Company will acquire 100% of the capital stock of CCN and 100% of the capital stock of Preferred Works, Inc., a wholly owned subsidiary of CCN for a purchase price of approximately $195 million in cash which will be financed through the Company's revolving line of credit. On July 2, 2001, the Company received a second request for information from the Department of Justice and is working closely with the Department of Justice to complete the regulatory review process.

 On May 22, 2001, the Company's Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock distribution. The split was payable on June 25, 2001 to stockholders of record on June 4, 2001. All historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

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

   The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 2001 and 2000, respectively:


   Sources of Revenue

                                            ($ in thousands)
                                       Three Months Ended June 30,
                                      -----------------------------
                                        2001     %       2000     %
                                      -------   ---    -------   ---
      Sources of Revenue:
        PPO Services                 $ 78,104    56%  $ 67,683    54%
        Claims Administration          42,529    31     37,381    30
        Clinical Management Services    6,824     5      8,120     6
        Fee Schedule Services           7,759     5      9,743     8
        Premiums, Net                   3,733     3      2,714     2
        Service                            --    --        243    --
                                      -------   ---    -------   ---
      Total Revenue                  $138,949   100%  $125,884   100%
                                      =======   ===    =======   ===

                                            ($ in thousands)
                                        Six Months Ended June 30,
                                      ------------------------------
                                        2001     %       2000     %
                                      -------   ---    -------   ---
      Sources of Revenue:
        PPO Services                 $153,815    56%  $132,600    53%
        Claims Administration          84,074    30     74,926    30
        Clinical Management Services   13,911     5     15,831     7
        Fee Schedule Services          16,513     6     18,701     8
        Premiums, Net                   7,620     3      5,622     2
        Service                            --    --        679    --
                                      -------   ---    -------   ---
      Total Revenue                  $275,933   100%  $248,359   100%
                                      =======   ===    =======   ===

   Revenue for the three and six months ended June 30, 2001 increased $13,065,000 (10%) and $27,574,000 (11%), respectively, from the same periods of 2000 due to strong PPO revenue which increased 15% from the second quarter of 2000. The increase in PPO revenue for the three and six months ended June 30, is due to new client activity, existing clients utilizing more PPO services and the overall increase in PPO providers. Claims administration revenue increased $5,148,000 (14%) and $9,148,000 (12%) from the same periods last year due primarily to new business particularly in the commercial sector. Revenue from clinical cost management services decreased $1,296,000 (16%) and $1,920,000 (12%) for the three and six months ended June 30, 2001 from the comparable periods in 2000. This decrease is due principally to the termination of certain healthcare management contracts with various state Medicaid programs. Revenue from fee schedule services decreased $1,984,000 (20%) and $2,188,000 (12%) from the comparable periods in 2000 due to a loss of business primarily from General Motors and some smaller workers' compensation carriers who have exited the business. Premium revenue increased $1,019,000 (38%) and $1,998,000 (36%) for the three and six months ended June 30, 2001 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $243,000 (100%) and $679,000 (100%) from the comparable periods of 2000 as the Company no longer offers this product.

   Cost of services increased $4,474,000 (8%) and $8,776,000 (8%) for the three and six months ended June 30, 2001 from the comparable periods of 2000. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 43% and 44%, respectively, from 44% and 45% in the comparable periods last year. This decrease is due primarily to efficiencies achieved as the Company's business continues to expand.

   Selling and marketing costs for the three and six months ended June 30, 2001 increased $1,319,000 (11%) and $2,790,000 (12%) from the comparable periods of 2000. The increase is due primarily to increased expenditures for the Company's focused national marketing campaign which began in the first quarter of 2000 and to the addition of new sales personnel.

   General and administrative costs for the three and six months ended June 30, 2001 increased $112,000 (1%) and decreased $243,000 (1%) from the comparable periods of 2000. These expenditures are comparable to prior quarters and reflect the increased efficiencies achieved in the administrative operations.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $22,000 (1%) and $1,366,000 (24%) for the three and six months ended June 30, 2001 from the comparable periods of 2000. This increase is due primarily to new client activity. The loss ratio (healthcare benefits as a percent of premiums) was 91% and 93% for the three and six months ended June 30, 2001 compared to 124% and 102% for the comparable periods of 2000. Management has reviewed its insurance business in detail and has taken appropriate action at renewal in an effort to reduce the loss ratio going forward.

   Depreciation and amortization expenses increased $1,911,000 (20%) and $3,400,000 (18%) for the three and six months ended June 30, 2001 from the comparable periods of 2000 due primarily to increased technology infrastructure investments made over the course of the past few years as well as various software applications which came on-line during 2000 and 2001. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest income for the three and six months ended June 30, 2001 is comparable to the same periods in 2000 as the Company has used much of its cash generated from operations to repay debt in 2001.

   Interest expense decreased $2,960,000 (73%) and $4,455,000 (55%) from the comparable periods of 2000 as the outstanding debt has decreased from $240 million at June 30, 2000 to $62.5 million at June 30, 2001. The interest rate at June 30, 2001 was approximately 5% per annum.

   Net income for the three and six months ended June 30, 2001, increased $4,796,000 (23%) and $9,584,000 (24%) from the comparable periods of 2000.
 This increase is due primarily to the increase in PPO revenue as well as increased efficiency in the Company operations and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three and six months ended June 30, 2001 increased 19% to $.25 per share and 23% to .49 per share from the comparable periods of 2000. For the three months and six months ended June 30, 2001, diluted common shares outstanding increased 2% and 3% from the comparable periods of 2000.

 Liquidity and Capital Resources

   The Company had $39,708,000 in working capital at June 30, 2001 compared with working capital of $40,270,000 at December 31, 2000. Through the first six months of the year, operating activities provided $76,253,000 of cash. Investment activities used $47,607,000 of cash representing purchases of fixed assets of $37,107,000 and net purchases of investments of $10,500,000. Financing activities used $40,095,000 of cash representing $65,000,000 in repayment of long-term debt and $744,000 in loans to employees to exercise stock options (net of $756,000 in loan repayments) partially offset by $25,649,000 in proceeds from issuance of common stock.

   The  Company has  a  revolving credit  agreement  in the  amount  of  $350 million. As of June 30, 2001, $62.5 million was outstanding under this facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 2001 Outlook

   The Company is currently targeting revenue growth in the 10% area to approximately $560 million in 2001 (excluding any effects of the pending CCN acquisition). Diluted earnings per share (EPS) percentage growth is currently estimated to be in the 20% area to approximately $1.00 per share for the year.

   Revenue growth is anticipated to be led by our PPO business which is expected to grow in the mid teen area. The Company anticipates that our claims administration business will grow in the double digits area and that fee schedule revenue will decline due to a loss of business from General Motors and some small workers' compensation carriers who exited the business. See "Forward-Looking Information".

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

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure at June 30, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.
 PART II

 Item 4.   Submission of Matters to a Vote of Security Holders

 At the annual meeting of  stockholders of the Company  on May 22, 2001,  all
 directors of the  Company who  stood for  reelection were  re-elected.   The
 number of votes cast for and withheld for each director were as follows:

                                        For        Withheld
                                    ----------    ---------
        Michael J. Boskin           39,701,133      366,835
        Daniel S. Brunner           39,697,333      370,635
        Robert S. Colman            39,868,028      199,940
        Ronald H. Galowich          39,190,133      877,835
        Harold S. Handelsman        39,697,783      370,135
        Don Logan                   39,871,028      196,940
        Thomas J. Pritzker          39,702,333      365,635
        David E. Simon              39,192,924      875,044
        James C. Smith              32,993,190    7,074,778
        Edward L. Wristen           39,701,085      366,883

 A proposal to approve the Company's 2001 Directors' Stock Option Plan was approved with 31,556,319 shares cast for, 5,095,523 shares against and 125,210 shares abstaining.

 A proposal to approve the Company's 2001 Stock Option Plan was approved with 29,357,593 shares cast for, 7,277,899 shares against and 141,560 shares abstaining.

 A proposal to approve the performance based compensation provision of the employment agreement with the Company's President and Chief Operating Officer was approved with 35,898,785 shares cast for, 736,722 shares against and 141,495 shares abstaining.

 A proposal to approve the grant of four stock options to the Company's President and Chief Operating Officer was approved with 33,398,271 shares cast for, 3,226,877 shares against and 151,904 shares withheld.

 Item 6.   Exhibits and Reports on Form 8-K

      Exhibits:

           (a)  Exhibit 11 - Computation of Basic Earnings Per Common Share

           (b)  Exhibit 11 - Computation of Diluted Earnings Per Common Share

      Reports on Form 8-K:

           The Company  filed  a  Report  on Form  8-K  dated  May  21,  2001 reporting under Item 5 its announcement that it had entered into a definitive agreement to acquire CCN Managed Care, Inc. from HCA-The Healthcare Company.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Health Group Corp.




      Dated:  August 8, 2001        /s/James C. Smith
                                    ------------------------------------
                                    James C. Smith
                                    Chairman and Chief Executive Officer


      Dated:  August 8, 2001        /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial Officer)