Form 10-Q
period 2001-09-30
FIRST HEALTH GROUP CORP
filed 2001-11-14
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001
                                      OR
     { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on November 7, 2001, was 99,610,266.

             First Health Group Corp. and Subsidiaries

                               INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------

       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at September 30, 2001
         and December 31, 2000 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at September 30, 2001 and December 31, 2000.......     4

       Consolidated Statements of Operations for the three months
         ended September 30, 2001 and 2000 .......................     5

       Consolidated Statements of Operations for the nine months
         ended September 30, 2001 and 2000 .......................     6

       Consolidated Statements of Comprehensive Income for the
         three months ended September 30, 2001 and 2000 ..........     7

       Consolidated Statements of Comprehensive Income for the
         nine months ended September 30, 2001 and 2000 ...........     7

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000 .......................    8-9

       Notes to Consolidated Financial Statements ................   10-14

       Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................   15-20

       Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ..........................................    22

 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K .................    23

 Signatures.......................................................    28


 PART I.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                        September 30,   December 31,
                                                   2001            2000
                                                ----------      ----------
 Current Assets:

   Cash and cash equivalents ...............   $    17,438     $    23,538
   Short-term investments ..................         1,923           2,015
   Accounts receivable, less allowances for
      doubtful accounts of $13,067 and
      $10,811 respectively..................        85,034          57,137
   Deferred taxes ..........................        33,832          16,480
   Assets held for sale ....................        15,520              --
   Other current assets ....................        12,108          14,443
                                                ----------      ----------
   Total current assets ....................       165,855         113,613

 Long-Term Investments:

   Marketable securities ...................        65,666          58,242
   Other ...................................        51,792          43,787
                                                ----------      ----------
                                                   117,458         102,029
                                                ----------      ----------
 Property and Equipment:

   Land, buildings and improvements.........        85,394          71,135
   Computer equipment and software..........       184,689         148,846
   Office furniture and equipment...........        21,906          16,597
                                                ----------      ----------
                                                   291,989         236,578

   Less accumulated depreciation and
      amortization..........................      (111,443)        (80,861)
                                                ----------      ----------
   Net property and equipment ..............       180,546         155,717
                                                ----------      ----------
 Goodwill, less accumulated amortization of
   $14,953 and $12,355, respectively........       259,049          89,975
 Intangible assets, less accumulated
   amortization of $239 and $0, respectively        43,575              --

 Reinsurance recoverable....................        27,320          28,215

 Other Assets...............................         2,169           2,047
                                                ----------      ----------
                                               $   795,972     $   491,596
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,   December 31,
                                                   2001            2000
                                                ----------      ----------
 Current Liabilities:

   Accounts payable ........................   $    35,344       $  31,727
   Accrued expenses ........................        68,101          28,603
   Current maturities of long-term debt.....       240,000              --
   Claims reserves .........................        13,514          13,013
   Income taxes payable ....................        10,477              --
                                                ----------      ----------
   Total current liabilities ...............       367,436          73,343


 Long-Term Debt.............................            --         127,500
 Claims Reserves - Non-Current..............        27,320          28,215
 Deferred Taxes.............................        73,095          58,621
 Other Non-Current Liabilities..............        23,438          22,504
                                                ----------      ----------
   Total liabilities .......................       491,289         310,183
                                                ----------      ----------
 Commitments and Contingencies..............            --              --

 Stockholders' Equity:

   Common stock ............................         1,308             795
   Additional paid-in capital ..............       297,530         252,092
   Retained earnings .......................       609,859         534,428
   Accumulated comprehensive gain(loss).....           379          (1,509)
   Treasury stock, at cost .................      (604,393)       (604,393)
                                                ----------      ----------
   Total stockholders' equity ..............       304,683         181,413
                                                ----------      ----------
                                               $   795,972     $   491,596
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in 000's except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                                --------------------------
                                                    2001            2000
                                                ----------      ----------
 Revenues.............................         $   152,207     $   128,065
                                                ----------      ----------
 Operating expenses:

   Cost of services ..................              66,818          56,846
   Selling and marketing .............              15,150          12,359
   General and administrative ........              10,764           8,530
   Healthcare benefits ...............               3,121           3,412
   Depreciation and amortization .....              12,076           9,878
                                                ----------      ----------
                                                   107,929          91,025
                                                ----------      ----------

 Income from operations...............              44,278          37,040

 Other (income) expense:

   Interest expense ..................               1,694           3,627
   Interest income ...................              (1,727)         (1,466)
                                                ----------      ----------
 Income before income taxes...........              44,311          34,879

 Income taxes.........................             (17,947)        (14,126)
                                                ----------      ----------
 Net income                                    $    26,364     $    20,753
                                                ==========      ==========
 Weighted average shares
   outstanding - basic................              99,280          95,788
                                                ==========      ==========
 Net income per common share - basic..         $       .27     $       .22
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............             103,946          99,750
                                                ==========      ==========
 Net income per common share - diluted         $       .25     $       .21
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in 000's except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                   2001            2001
                                                ----------      ----------
 Revenues.............................         $   428,140     $   376,424
                                                ----------      ----------
 Operating expenses:

   Cost of services ..................             186,993         168,245
   Selling and marketing .............              41,327          35,746
   General and administrative ........              27,756          25,765
   Healthcare benefits ...............              10,220           9,145
   Depreciation and amortization .....              33,963          28,365
                                                ----------      ----------
                                                   300,259         267,266
                                                ----------      ----------

 Income from operations...............             127,881         109,158

 Other (income) expense:

   Interest expense ..................               5,284          11,672
   Interest income ...................              (5,292)         (4,864)
                                                ----------      ----------
 Income before income taxes...........             127,889         102,350

 Income taxes.........................             (51,796)        (41,452)
                                                ----------      ----------
 Net income...........................         $    76,093     $    60,898
                                                ==========      ==========

 Weighted average shares
   outstanding - basic................              97,908          95,656
                                                ==========      ==========
 Net income per common share - basic..         $       .78     $       .64
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............             102,660          99,510
                                                ==========      ==========
 Net income per common share - diluted         $       .74     $       .61
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
 Net income..................................  $    26,364     $    20,753
                                                ----------      ----------

 Unrealized gains on securities, before tax..        1,309           1,810
 Income tax expense related to items of other
   comprehensive income......................         (464)           (750)
                                                ----------      ----------
 Other comprehensive income..................          845           1,060
                                                ----------      ----------
 Comprehensive income........................  $    27,209     $    21,813
                                                ==========      ==========



                                              Nine Months Ended September 30,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
 Net income..................................  $    76,093     $    60,898
                                                ----------      ----------

 Unrealized gains on securities, before tax..        2,982           4,454
 Income tax expense related to items of other
   comprehensive income......................       (1,094)         (1,801)
                                                ----------      ----------
 Other comprehensive income..................        1,888           2,653
                                                ----------      ----------
 Comprehensive income........................  $    77,981     $    63,551
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
 Cash flows from operating activities:
   Cash received from customers ............   $   412,557     $   374,425
   Cash paid to suppliers and employees ....      (267,576)       (234,577)
   Healthcare benefits paid ................       (10,952)         (4,363)
   Interest income received ................         5,494           3,872
   Interest expense paid ...................        (5,448)        (11,339)
   Income taxes paid, net ..................       (22,583)        (10,529)
                                                ----------      ----------
   Net cash provided by operating activities       111,492         117,489
                                                ----------      ----------
 Cash flows from investing activities:
   Acquisition of businesses, net of
     cash acquired .........................      (198,645)             --
   Purchases of investments ................       (35,959)        (19,629)
   Sales of investments ....................        25,368          14,605
   Purchase of property and equipment ......       (52,225)        (38,952)
                                                ----------      ----------
   Net cash used in investing activities ...      (261,461)        (43,976)
                                                ----------      ----------
 Cash flows from financing activities:
   Proceeds from issuance of long-term debt.       215,000          25,000
   Purchase of treasury stock ..............            --         (46,059)
   Repayment of long-term debt .............      (102,500)        (87,500)
   Stock option loans to employees .........        (1,500)         (3,637)
   Stock option loan repayments ............           838           3,671
   Proceeds from issuance of common stock...        32,031          23,818
   Proceeds from sale of put options
     on common stock........................            --             380
                                                ----------      ----------
   Net cash provided by (used in)
     financing activities...................       143,869         (84,327)
                                                ----------      ----------
 Net decrease in cash and cash equivalents..        (6,100)        (10,814)
 Cash and cash equivalents,
   beginning of period......................        23,538          35,639
                                                ----------      ----------
 Cash and cash equivalents, end of period...   $    17,438     $    24,825
                                                ==========      ==========
 Supplemental cash flow data:
 Acquisition of businesses:
   Fair value of assets acquired, net of
     cash acquired .........................        47,803              --
   Goodwill ................................       172,122              --
   Intangible assets .......................        43,814              --
   Fair value of liabilities assumed .......       (65,094)             --
                                                ----------      ----------
   Net cash paid ...........................   $   198,645     $        --
                                                ==========      ==========
 Non-cash financing activity:
     Stock options exercised in exchange
       for common stock.....................   $        --     $     8,733
                                                ==========      ==========

                See Notes to Consolidated Financial Statements


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in 000's) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income..................................  $    76,093     $    60,898
                                                ----------      ----------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization ..........       33,963          28,365
     Change in provision for uncollectible
       receivables...........................         (497)            (85)
     Tax benefit from stock options exercised       13,921           8,395
     Deferred income taxes ..................        2,726          18,863
     Other, net .............................       (3,483)           (733)

     Changes in Assets and Liabilities:
      (Net of Effects of Acquired Businesses)
     Accounts receivable ....................      (16,995)         (3,240)
     Other current assets ...................        3,383          (4,655)
     Reinsurance recoverable ................          895          18,173
     Accounts payable and accrued expenses...       (9,620)          1,309
     Claims reserves ........................         (394)        (13,736)
     Income taxes payable ...................       10,477           4,124
     Non-current assets and liabilities .....        1,023            (189)
                                                ----------      ----------
   Total adjustments ........................       35,399          56,591
                                                ----------      ----------
   Net cash provided by operating activities.  $   111,492     $   117,489
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

 2. On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN
     Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's existing line of credit.

     The transaction was accounted for as a purchase of the CCN Companies by the Company for financial reporting and accounting purposes. Accordingly, the Company revalued the basis of acquired assets and assumed liabilities to fair value. The purchase price of the CCN Companies was calculated as cash paid, including the working capital adjustment, plus the Company's transaction costs. The difference between the purchase price and the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill, which will not be amortized (See Note 7). The preliminary allocation of the purchase price is subject to completion of the Company's integration and merger plan, sale of the acquired businesses that are held for sale and completion of the valuations for certain intangible assets and fixed assets. Changes to the preliminary purchase price allocation resulting from the finalization of these items may be material. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

     (Dollars in 000's)
     ------------------
     Purchase price                                     $195,000
     Working capital adjustment                            3,514
     Transaction costs                                     2,000
                                                         -------
     Total estimated purchase price                     $200,514
                                                         -------

     Purchase price has been allocated as follows:
     Fair value of assets acquired                      $ 49,672
     Goodwill                                            172,122
     Intangible assets acquired                           43,814
     Liabilities assumed                                 (23,981)
     Liability for restructuring and integration costs   (41,113)
                                                         -------
                                                        $200,514
                                                         -------

     In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses of the acquired companies. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. Components of the purchase reserve are as follows:

                                            Total      Amount       Balance
     (Dollars in 000's)                    Charges    Incurred      9/30/01
     ------------------                     ------     -------      -------
     Severance and related benefits        $13,712    $ (6,764)    $  6,948
     Systems and facilities integration     10,370          (4)      10,366
     Contract losses                        10,000          --       10,000
     Other reserves                          7,031          --        7,031
                                            ------     -------      -------
     Total                                 $41,113    $ (6,768)    $ 34,345
                                            ======     =======      =======

     The restructuring plan includes the reduction of employees from various offices within the United States. The Company is in the process of finalizing its plan, but expects to reduce the number of employees from approximately 1,300 at the time of the acquisition of CCN to approximately 650 at December 31, 2002. During the third quarter, approximately $6.8 million was paid for severance and related employee benefits. Severance and related benefits represent costs for payments over the next twelve months for headcount reductions already incurred and for future reductions of employees.

     Systems  and  facilities  integration  costs  represent  the  costs  the
     Company expects to incur to convert and integrate CCN's systems and facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. The systems integration costs will be incurred to integrate CCN's medical provider, claims repricing and bill review systems into the Company's existing operations. Approximately $4,000 of costs for systems and facilities integration has been charged to the purchase reserve as of September 30, 2001.

     Contract losses relate to the anticipated net loss to be incurred on a contract to provide certain screening services to individuals who have
     agreed to  be bound by  a proposed settlement  in a  legal matter.   CCN
     signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services after the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. No costs of this contract have been charged to the purchase reserve as of September 30, 2001.

     Other reserves  represent various  operational and  tax liabilities  the
     Company has incurred  to fully integrate the  Company's operations.   No
     amounts have been charged to the reserve as of September 30, 2001.

     The Company reviewed the various businesses comprising the CCN Companies and determined to hold PW and the Resource Opportunity, Inc. ("ROI") business of CCN for sale. The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of the period presented adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of intangible assets over estimated useful lives of 15 or 20 years, as appropriate, recording of interest expense on borrowings to finance the acquisition, the reduction of depreciation expense due to the write-down to fair value of fixed assets, the reduction of amortization expense related to the CCN Companies' preexisting goodwill at the date of acquisition and the elimination of compensation and benefit expenses for certain executives of the CCN Companies who were terminated at or immediately subsequent to the acquisition and will not be replaced, and (ii) the removal of revenues and related cost of services and expenses for acquired businesses that are held for sale.

                                          Nine Months Ended September 30,
                                          (In 000's except per share data)
                                               2001             2000
     Pro forma:                                ----             ----
       Revenue                               $490,487         $449,664
       Net income                              76,474           58,171
       Net income per common share - basic        .78              .61
       Net income per common share - diluted      .74              .58


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

 4. The Company's investments in marketable securities which are classified as available for sale had a net unrealized gain in market value of $1,888,000, net of deferred income taxes, for the nine month period ended September 30, 2001. The net unrealized gain as of September 30, 2001, included as a component of stockholders' equity, was $379,000, net of deferred income taxes. The Company has six separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of September 30, 2001 was $44,608,000 and is accounted for using the equity method since the Company owns between a 20% and 25% interest in each particular tranche of the limited partnership. The Company's proportionate share of the partnership's income was $2,261,000 and $1,617,000 for the nine months ended September 30, 2001 and 2000, respectively, and is included in interest income.

 5. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. As of September 30, 2001, approximately 5.2 million shares remain available for repurchase under the Company's current repurchase authorization.

 6. Weighted average shares outstanding increased for diluted earnings per share by 4,666,000 and 4,752,000 and by 3,962,000 and 3,854,000
     respectively, for the three and nine months ended September 30, 2001 and 2000 due to the effect of stock options outstanding. Diluted net income per share was $.02 and $.04 less than basic net income per share for the three and nine months ended September 30, 2001 due to the effect of stock options outstanding. Diluted net income per share was $.01 and $.03 less than basic net income per share for the three and nine months ended September 30, 2000 due to the effect of stock options outstanding.

 7. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"),
     "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $172 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. In accordance with SFAS 142, none of the Company's $274 million in goodwill will be amortized beginning January 1, 2002. The Company expects that there will not be a transitional goodwill impairment adjustment in 2002.

     On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for the Company January 1, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact on the financial position and results of operations of the Company.

 8. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's ("the District") Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that from 1993 to 1996, Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the claim or the investigation will have a material adverse effect on the Company's business or financial position.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses, or the Company is not able to successfully integrate CCN (defined below) and achieve the cost synergies anticipated as a result of the acquisition, the Company may not achieve its projected 2001 and 2002 financial results.

 Recent Developments

   On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's existing line of credit. The Company reviewed the various businesses comprising the CCN Companies and determined to hold PW and the Resource Opportunity, Inc. ("ROI") business of CCN for sale.

   In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses of the acquired companies. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. The actions taken to implement the restructuring plan are expected to generate in excess of $20 million in annualized savings for the Company from lower salaries and benefits costs and lower overall operating expenses, beginning in 2002. Components of the purchase reserve are as follows:

                                          Total      Amount       Balance
 (Dollars in 000's)                      Charges    Incurred      9/30/01
 ------------------                       ------    -------       -------
 Severance and related benefits          $13,712   $ (6,764)     $  6,948
 Systems and facilities integration       10,370         (4)       10,366
 Contract losses                          10,000         --        10,000
 Other reserves                            7,031         --         7,031
                                          ------    -------       -------
 Total                                   $41,113   $ (6,768)     $ 34,345
                                          ======    =======       =======


   The restructuring plan includes the reduction of employees from various offices within the United States. The Company is in the process of finalizing its plan, but expects to reduce the number of employees from approximately 1,300 at the time of the acquisition of CCN to approximately 650 at December 31, 2002. During the third quarter, approximately $6.8 million was paid for severance and related employee benefits. Severance and related benefits represent costs for payments over the next twelve months for headcount reductions already incurred and for future reductions of employees.

   Systems and facilities integration costs represent the costs the Company expects to incur to convert and integrate CCN's systems and facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. The systems integration costs will be incurred to integrate CCN's medical provider, claims repricing and bill review systems into the Company's existing operations. Approximately $4,000 of costs for systems and facilities integration has been charged to the purchase reserve as of September 30, 2001.

   Contract losses relate to the anticipated net loss to be incurred on a contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services after the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. No costs of this contract have been charged to the purchase reserve as of September 30, 2001.

   Other  reserves represent  various  operational  and  tax  liabilities the
 Company has  incurred  to fully  integrate  the  Company's  operations.   No
 amounts have been charged to the reserve as of September 30, 2001.

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

   The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 2001 and 2000, respectively:

   Sources of Revenue

                                                ($ in thousands)
                                         Three Months Ended September 30,
                                          ------------------------------
                                           2001      %      2000       %
                                          -------  ---     -------   ---
      Sources of Revenue:
        PPO Services                     $ 91,112   60%   $ 68,778    54%
        Claims Administration              41,793   27      38,100    30
        Clinical Management Services        7,267    5       8,460     7
        Fee Schedule Services               8,541    6       9,288     7
        Premiums, Net                       3,494    2       3,270     2
        Service                                --   --         169    --
                                          -------  ---     -------   ---
      Total Revenue                      $152,207  100%   $128,065   100%
                                          =======  ===     =======   ===


                                                  ($ in thousands)
                                          Nine Months Ended September 30,
                                          ------------------------------
                                           2001      %      2000       %
                                          -------  ---     -------   ---
      Sources of Revenue:
        PPO Services                     $244,927   57%   $201,378    54%
        Claims Administration             125,867   29     113,026    30
        Clinical Management Services       21,178    5      24,291     6
        Fee Schedule Services              25,054    6      27,989     7
        Premiums, Net                      11,114    3       8,892     3
        Service                                --   --         848    --
                                          -------  ---     -------   ---
      Total Revenue                      $428,140  100%   $376,424   100%
                                          =======  ===     =======   ===

   Revenue for the three and nine months ended September 30, 2001 increased $24,142,000 (19%) and $51,716,000 (14%), respectively, from the same periods of 2000 due to strong PPO revenue which increased 32% from the third quarter of 2000 as well as $11.7 million of total revenue from CCN for the last half of the quarter. The increase in PPO revenue for the three and nine months ended September 30, is due to the addition of new clients, existing clients utilizing more PPO services, the overall increase in PPO providers and approximately $9.6 million in revenue from CCN. Claims administration revenue for the three and nine months ended September 30, 2001 increased $3,693,000 (10%) and $12,841,000 (11%) from the same periods last year due primarily to new business particularly in the commercial sector. Revenue from clinical cost management services decreased $1,193,000 (14%) and $3,113,000 (13%) for the three and nine months ended September 30, 2001 from the comparable periods in 2000. This decrease is due principally to the termination of certain healthcare management contracts with various state Medicaid programs. Revenue from fee schedule services decreased $747,000 (8%) and $2,935,000 (10%) from the comparable periods in 2000 due to a loss of business primarily from General Motors and some smaller workers' compensation carriers who have exited the business, but was aided by $1.8 million of fee schedule revenue from CCN during the quarter. Premium revenue increased $224,000 (7%) and $2,222,000 (25%) for the three and nine months ended September 30, 2001 due primarily to the addition of new stop loss insurance clients. Risk-related service revenue decreased $169,000 (100%) and $848,000 (100%) from the comparable periods of 2000, as the Company no longer offers this product.

   Cost of services increased $9,972,000 (18%) and $18,748,000 (11%) for the three and nine months ended September 30, 2001 from the comparable periods of 2000 principally as a result of operating costs associated with CCN for the quarter. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services remained between 44% and 45% for these same periods. Management expects to achieve significant operating efficiencies as CCN is completely integrated into the Company's business over the next 24 to 30 months.

   Selling and marketing costs for the three and nine months ended September 30, 2001 increased $2,791,000 (23%) and $5,581,000 (16%) from the comparable periods of 2000. The increase is due primarily to the addition of CCN costs (mainly sales personnel) and, to a lesser extent, increased expenditures for the Company's focused national marketing campaign that began in the first quarter of 2000 and to the addition of new sales personnel.

   General and administrative costs for the three and nine months ended September 30, 2001 increased $2,234,000 (26%) and decreased $1,991,000 (8%)
 from the comparable periods of 2000. The increase is primarily due to the inclusion of CCN administrative expenditures during the quarter.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits decreased $291,000 (9%) and increased $1,075,000 (12%) for the three and nine months ended September 30, 2001 from the comparable periods of 2000. This overall increase is due primarily to new client activity. The loss ratio (healthcare benefits as a percent of premiums) was 89% and 92% for the three and nine months ended September 30, 2001 compared to 104% and 103% for the comparable periods of 2000. The loss ratio of 89% in the third quarter of 2001 represented the third consecutive quarter that this ratio has declined. Management has reviewed its insurance business in detail and has taken appropriate action at renewal in an effort to reduce the loss ratio for 2001 and beyond.

   Depreciation and amortization increased $2,198,000 (22%) and $5,598,000 (20%) for the three and nine months ended September 30, 2001 from the comparable periods of 2000 due primarily to increased technology infrastructure investments made over the course of the past few years as well as various software applications which came on-line during 2000 and 2001. To a lesser extent, the increase is due to amortization of intangible assets and depreciation of fixed assets associated with the CCN acquisition. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its information technology infrastructure.

   Interest income for the three and nine months ended September 30, 2001 increased $261,000 (18%) and $428,000 (9%) from the same periods in 2000 due to slightly higher cash and investment balances available in 2001.

   Interest expense decreased $1,933,000 (53%) and $6,388,000 (55%) from the comparable periods of 2000 as the Company has repaid $102.5 million of debt during 2001. The Company, however, borrowed $200 million under its existing line of credit in the third quarter of 2001 to finance the CCN acquisition. The interest rate at September 30, 2001 was approximately 4.5% per annum.

   Net income for the three and nine months ended September 30, 2001, increased $5,611,000 (27%) and $15,195,000 (25%) from the comparable periods of 2000. This increase is due primarily to the increase in PPO revenue as well as increased efficiency in the Company operations and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three and nine months ended September 30, 2001 increased 19% to $.25 per share and 21% to $.74 per share from the comparable periods of 2000. For the three and nine months ended September 30, 2001, diluted common shares outstanding increased 4% and 3% from the comparable periods of 2000.

 Liquidity and Capital Resources

   The Company had negative working capital of $201,581,000 at September 30, 2001 compared with positive working capital of $40,270,000 at December 31, 2000. The decrease is a result of all outstanding debt under the Company's credit facility being classified as a current liability as the credit facility expires within the next twelve months. Management, however, intends to have a renewed credit facility in place prior to the expiration date. Through the first nine months of the year, operating activities provided $111,492,000 of cash. Investment activities used $261,461,000 of cash representing $198,645,000 used to acquire the CCN Companies, purchases of fixed assets of $52,225,000 and net purchases of investments of $10,591,000. Financing activities provided $143,869,000 of cash representing $215,000,000 in proceeds from issuance of long-term debt and $32,031,000 in proceeds from issuance of common stock partially offset by $102,500,000 in repayment of long-term debt and $662,000 in loans to employees to exercise stock options (net of $838,000 in loan repayments).

   The Company has a revolving line of credit in the amount of $350 million which expires on June 30, 2002. The Company borrowed $200 million under this credit facility during the third quarter of 2001 to finance the CCN acquisition. Management expects to have a new credit facility in place prior to the date the current facility expires. As of September 30, 2001, $240 million was outstanding under this facility.

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

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

   In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $172 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. In accordance with SFAS 142, none of the Company's $274 million in goodwill will be amortized beginning January 1, 2002. The Company expects that there will not be a transitional goodwill impairment adjustment in 2002.

   On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for the Company January 1, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact on the financial position and results of operations of the Company.

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


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure at September 30, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.


 PART II.  Other Information

 Item 6.   Exhibits and Reports on Form 8-K

      Exhibits:

           (a)  Exhibit 11 - Computation of Basic Earnings Per Common Share

           (b)  Exhibit 11 - Computation of Diluted Earnings Per Common Share

      Reports on Form 8-K:

             The Company filed a Report on Form 8-K dated August 16, 2001 reporting under Item 2 the completion of the acquisition of CCN Managed Care, Inc. The Company also filed a Report on Form 8-K/A dated August 16, 2001 reporting under item 7, the financial statements of CCN Managed Care, Inc. and the pro forma consolidated financial statements of First Health Group Corp.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    First Health Group Corp.




      Dated: November 12, 2001      /s/James C. Smith
                                    ------------------------------------
                                    James C. Smith
                                    Chairman and Chief Executive Officer


      Dated: November 12, 2001      /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Chief Financial Officer
                                    (Principal Financial Officer)