Form 10-K
period 2001-12-31
FIRST HEALTH GROUP CORP
filed 2002-03-29
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

         {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on March 15, 2002, was approximately $1,917,421,559. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates. On that date, there were 100,297,654 shares of Common Stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

 2001 Annual Report to Stockholders..................     Parts I, II and IV

 Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 15, 2002.........................................    Parts I and III

                                 PART I


 Item 1.   Business
           --------

 Forward-Looking Statements

      This report includes certain forward-looking statements within the meaning of the federal securities laws. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "could" and "should" and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by us are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of risks, uncertainties and assumptions. For representative examples of these factors, we refer you to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Stochkholders.

 General

      First Health Group Corp., together with its consolidated subsidiaries (referred to as "First Health," "us," "we," or "our"), is a full-service national health benefits company. We specialize in providing large, national employers and payors with a single source for their group health programs by offering comprehensive, cost-effective and innovative solutions for the health benefits needs of their employees nationwide. Through our medical and pharmacy provider networks, we offer group health payors the means to manage healthcare costs by reducing the per-unit price of medical services provided. Through our workers' compensation service line, we provide a full range of managed care services for insurance carriers, state insurance funds, third party administrators, auto insurers and large, self-insured national employers. Through our First Health Services service line, we provide services to various state Medicaid and entitlement programs for claims administration, pharmacy benefit management programs and medical management and quality review services.

      First Health is a Delaware corporation that was organized in 1982. Our executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and our telephone number is (630) 737-7900.

 Recent Developments

      On August 16, 2001, we completed the acquisition of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, "the CCN Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of approximately $198 million in cash. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001). We financed the acquisition with borrowings under our existing line of credit. CCN is a non-risk managed care company, based in San Diego, CA, offering workers' compensation, group health and auto injury management programs.

      We reviewed the various businesses comprising the CCN Companies and determined to hold PW and the Resource Opportunity, Inc. ("ROI") businesses of CCN for sale. On December 28,2001, we completed the sale of the ROI business for $9 million. We anticipate that the PW business will be sold in the first half of 2002.

 Introduction to Our Products and Services

      We assist our clients through an integrated health plan offering that positively impacts their medical cost trends while promoting the well-being and satisfaction of plan participants. The components of our integrated health plan offering are:

      * A broad, national preferred provider organization (PPO) of quality, cost-effective healthcare providers,

      *  Medical and pharmacy claims administration,

      *  Clinical and care support programs,

      *  Workers' compensation managed care solutions,

      *  Managed care programs for public-sector clients, and

      *  Insurance products.

      Through The First Health[R] Network, our national PPO network, we offer our clients services designed to control the price of a healthcare unit of service. We specialize in the creation of client-specific networks, made up of participating providers in The First Health[R] Network. Our ability to analyze healthcare cost data allows us to use a client's actual history of healthcare usage to structure a network of providers tailored to its needs. While a client's cost savings are greatest when plan participants utilize our network resources, our non-network products, such as the First Health "Usual and Customary" Schedule, also help our clients manage the cost of medical services.

      For many of our corporate clients, we process medical claims and provide various clinical and care support programs designed to help our clients control the number of units of medical services, manage costly diseases and increase compliance with prescribed treatment. These programs include a full range of medical and mental healthcare and integrate our pharmacy benefit management program to manage the full range of benefits. An important feature of our health plan offering that distinguishes us from our competitors is the availability of 24-hours-a-day, 7-days-a-week telephonic assistance to aid plan participants with all benefits-related needs. We believe that the continuous offering of new and improved programs and services is important to the expansion of our business.

      We have also integrated our managed care assets and clinical management services with our ownership of small indemnity insurance companies to offer our group health clients stop-loss protection.

      In the workers' compensation area, our national network is coupled with our medical management and bill review programs and to provide a comprehensive product offering. Given rapidly increasing loss ratios in the workers' compensation area in recent years, we believe that our product offering can generate substantial savings for our workers' compensation clients. We also make available to our workers' compensation clients the First Health "Usual and Customary" Schedule, a proprietary non-network fee schedule based on average network rates within certain geographic areas.

      Through First Health Services, we provide claims administration, pharmacy benefits management and medical management and quality review services to public sector payors such as state Medicaid and state entitlement programs.

 Healthcare Reform, Expenditures and Managed Care

      In recent years, political, economic and regulatory influences have subjected the healthcare industry to fundamental change and consolidation. Since 1993, the federal government has proposed various programs to reform the healthcare system and expressed its commitment to:

      *  Increasing health care coverage for the uninsured,

      * Controlling the continued escalation of health care expenditures, and

      *  Allowing insureds to sue their ERISA or HMO health plan.

      Even though Congress rejected various proposals, several potential approaches remain under consideration, including broad insurance reform proposals, tax incentives for individuals and the self-employed to purchase insurance, controls on the growth of Medicare and Medicaid spending, the creation of insurance purchasing groups for small businesses and individuals, and market-based changes to the healthcare delivery system. Proposals under consideration at the federal level also would provide incentives for the provision of cost-effective, quality healthcare through encouraging managed care systems. In addition, many states are considering various healthcare reform proposals. At both the federal and state level, there is growing interest in legislation to regulate how managed care companies interact with providers and health plan participants. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies, and that the public debate of these issues will likely continue in the future. Although we believe that we are well-positioned to respond to those concerns, we cannot predict what impact the proposed measures may have on our business. The volatility of stock prices of companies in healthcare and related industries reflects these concerns about proposed reform measures and their potential effect.

      We are monitoring developments concerning healthcare reform and preparing strategic responses to different reform scenarios. In response to pending legislation and market pressures and in anticipation of future healthcare reform, we are broadening and diversifying our services so that we will be less affected if healthcare reform proposals are enacted.

      We offer numerous programs designed to help payors of healthcare control their medical costs. Unlike HMOs, PPO companies typically do not underwrite health insurance or assume related risks. While clinical management and PPO services have been offered on a commercially significant scale for the last ten years, the industry is currently highly fragmented with numerous independent companies providing medical utilization review and PPO services, primarily on regional or local levels. However, the rate of consolidation among these companies is accelerating. Additionally, a growing number of health insurance carriers, HMOs and third party administrators have established internal clinical management and PPO departments.

      In the workers' compensation area, medical costs are rising at almost twice the rate of general medical inflation. Although these medical costs represent only about 5% of total healthcare expenditures, these costs have risen more than 1000% since 1970 and represent a significant cost increase for employers and insurance carriers. First Health and certain other cost management companies offer programs designed to control escalating medical expenses and indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in the group health market are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service and the quality of that service, and helping the employee return to productive employment. Bill review services are applied in approximately forty states that have medical fee schedules and in the remaining states that allow a usual and customary review. In addition to the laws governing workers' compensation in each state, over twenty-five states have enacted specific managed care legislation. This legislation creates additional opportunities to offer comprehensive managed care programs. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

 Our Products and Services

 PPO Services - The First Health[R] Network

      PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to healthcare payors on behalf of employee groups. PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided. Established in 1983, our national PPO network, known as The First Health[R] Network, incorporates both group health and workers' compensation medical providers. This is the largest area of our business, from which we derive the greatest percentage of our revenues. The First Health[R] Network consists of hospitals, physicians and other healthcare providers that offer their services to our healthcare payor clients at negotiated rates in order to gain access to our growing, national client base.

      As of December 31, 2001, our hospital network included approximately 4,100 hospitals in 50 states, the District of Columbia and Puerto Rico. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, we have established an outpatient care network (OCN) comprising approximately 390,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 50 states, the District of Columbia and Puerto Rico.

      In the last several years, we have incurred substantial expense in expanding our PPO network. We have increased both the number of healthcare providers with whom we contract within existing geographical markets and the number of geographical areas we serve. We have expanded the number of contract hospitals not only in major metropolitan markets, but also in targeted secondary and tertiary markets. Many of the hospital and OCN providers that we have added to our network in recent years are located in those secondary and tertiary markets. We expect to incur significant expenses in connection with the continued growth of our network, particularly into secondary and tertiary markets, and believe that this investment will significantly differentiate us from our competitors.

      The following table sets forth information with respect to the approximate number of participating providers in The First Health[R] Network at the end of each of the past five years:

                                                  December 31,
                                  -------------------------------------------
                                     1997     1998     1999     2000     2001
                                     ----     ----     ----     ----     ----
Number of Hospitals in Network       2,650    3,220    3,510    3,700   4,100
Outpatient Care Network Providers  231,000  288,000  321,000  348,000 390,000

      The First Health[R] Network was developed in response to the needs of our national client base which is composed of a diverse group of healthcare payors, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The breadth and depth of our client-base allows us to negotiate favorable rates with current and prospective healthcare providers throughout the country.

      Compensation. As a fee for developing and managing our expansive PPO network, we generally charge a percentage of savings realized by our clients. The amount of this fee varies depending on a number of factors, including number of enrollees, networks selected, length of contract and out-of-pocket benefit co-payments. Additionally, we have other fee arrangements that provide for greater or lesser fees depending on the actual savings or costs realized by the client based upon established criteria.

      Approach to Network Development. Our strategy is to create a selective network of individual providers from within The First Health[R] Network to meet the medical, financial, geographic and quality needs of individual clients and plan participants. We contract directly with each hospital and generally do not contract with groups of hospitals or provider networks established by other organizations. We believe that this provides maximum control over the composition and rates in the network and ensures provider stability in The First Health[R] Network. To further promote stability and savings in the network, when possible, we enter into multi-year agreements with our providers with nominal annual rate increases.

      The First Health[R] Network consists of a full array of providers, including hospitals and outpatient providers, such as physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers. By establishing contractual relationships with the complete range of providers, we are able to impact the vast majority of our clients' healthcare costs and facilitate referrals within the network for all needed care. Network providers benefit from their participation in The First Health[R] Network through increased patient volume as patients are directed to them through health benefit plans maintained by our clients and other channeling mechanisms, such as our clinical and care support services and on-line provider directories.

      Our rate structure maximizes the savings for the client and gives incentives to providers to deliver cost effective care. Unlike many other PPOs that negotiate price discounts or separate rates for intensive care and other specialty units, we strive to negotiate a single all-inclusive per diem for medical/surgical and intensive care unit days in hospitals. The majority of our hospital PPO contracts have such an all-inclusive rate structure. We also control the charges for hospital outpatient care through the use of reimbursement caps. These negotiated rates have resulted in typical savings of more than 40% on inpatient hospital costs and 20-30% for physician and outpatient costs.

      We have utilized these negotiated rates to develop geographic-specific "Usual and Customary" price caps for non-network services. The "Usual and Customary" Schedule applies when non-network physicians or hospitals are used and yields plan savings equivalent to the average network rate within each geographic area. The schedule is possible because of our national network, large database, direct provider contracts and transactional capabilities.

      After a network has been established, we provide a number of on-going services for our clients, including consulting services, renegotiating provider contracts and preparing annual evaluations profiling the effectiveness of the network. We continuously refine our networks to expand geographic coverage and improve the rate structure as care continues to shift to outpatient settings.

      We have established an extensive provider relations program in order to promote ongoing and long-term positive business relationships with network providers. Dedicated staff perform a variety of activities including responding to hospital claims inquiries, conducting site visits, preparing provider newsletters and participating in joint hospital/First Health functions which are intended to promote goodwill and increased utilization of network providers. Due, in part, to the effectiveness of the provider relations program, our retention rate has been more than 99% for hospitals and more than 96% for physicians and other outpatient providers.

      CCN. We believe that our recent acquisition of CCN will expand our position as an industry leader in the workers' compensation, group health and auto managed care areas. The addition of CCN network providers adds significantly to the national reach of our network and offers our clients and their employees more choices for their provider selection.

      PPO Quality Assessment. Quality assessment of network providers is a critical component in the selection and retention process. We have established an intensive program whereby we evaluate each individual provider against standards set for various quality indicators. Provider evaluation begins prior to the selection of a provider and continues as long as the provider remains in the network.

      Quality assessment activities include:

      *  Physician credentialing,

      * Peer review of applications when credentialing criteria are not met,

      *  Physician recredentialing on a biennial basis,

      *  Claims profiling,

      *  Hospital profiling and credentialing,

      * Ongoing monitoring based on external data and information gathered through interaction with providers, and

      *  Quality investigations.

 Medical Claims Administration

      We provide "one-stop shopping" for employers offering indemnity, PPO and point of service plans through our core competency of claims administration and customer service. We provide clients with an integrated package of healthcare benefits administration that includes:

      * Telephonic availability to plan participants 24 hours a day, seven days a week,

      *  Medical, disability, dental and vision claims processing,

      *  Prescription drug plan administration and network management, and

      *  Managed care administration.

      *  Data analysis.


 Additionally, if they so desire, clients may utilize:

      *  COBRA administration,

      *  Flexible Spending Account administration, and

      *  Stop-loss brokerage

      Our claims administration product is a sophisticated, technologically-advanced claims processing, tracking and reporting system. A majority of the processing is performed by our fully integrated and proprietary system known as First Claim. The system supports a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, COBRA, Health Insurance Portability and Accountability Act and flexible spending accounts. Additionally, we are expanding our claims administration capabilities by adding new and advanced features such as imaging/OCR. We currently estimate that these development efforts will significantly enhance and improve upon the efficiency and the capabilities of First Claim. Such modifications are expected to be ongoing over the next two years.

      Our system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange, known as EDI, rapid and responsive customer service, automatic  tracking  of  annual, lifetime,  per-case  and  floating maximums, and full integration with all of our other departments and services. This integration benefits our clients because we can analyze claims data as well as clinical management, pharmacy and network usage data. This analysis enables us to provide comprehensive management reports that can be used to make benefit changes to reduce medical costs. In addition, because our claims system is an on-line, "real time," interactive system, clients can expect plan participant issues to be minimized because claims can be paid promptly and accurately.

      We provide a single-vendor environment which benefits plan participants as well as our clients. Plan participants have just one number to call for all healthcare benefit information. The round-the-clock, toll-free number that they call to locate a network provider or to obtain general health information is the same number that they call with claims and eligibility inquiries. Additionally, our claims process can be virtually paperless for the plan participant, especially when a network provider is used, which is a critical step in enhancing his or her satisfaction. This system automatically calculates benefits and issues checks, letters and Explanation of Benefits (EOBs) to plan participants and providers.

      Our  claims  system   incorporates  available  advanced   technologies,
 including:

      *    Imaging and OCR technology

           We use imaging/OCR to turn each claim into an electronic record. This provides for greater processing efficiency, better control of inventory, management of workflow and business continuity.

      *    Online reporting and data retrieval

           After a claim is entered, the system verifies eligibility, applies appropriate deductibles, adjudicates the claims against predetermined negotiated or usual and customary guidelines, matches pre-certification outcomes, searches for previous history of coordination of benefits, and auto-adjudicates or presents final adjudication information to the benefit examiner for his or her approval. Once the benefit examiner has reviewed and approved the information on the screen, the system generates a check and explanation of benefits that evening and mails them the next day.

      *    EDI

           We contract with several commercial claims clearinghouses to gather claims received via EDI from providers who transmit their claims to one of these clearinghouses. The clearinghouses batch claims destined for us and forward them to us every day. Performing these functions electronically enhances efficiency and accuracy.

      *   Tracking annual, lifetime and floating maximums

           Each client's benefit plan(s) is loaded onto our system which tracks benefit maximums on-line for every plan participant. When a participant has reached a specified maximum, the system will automatically reduce the benefit payment as specified in each client's plan document.

      *    Responsive and comprehensive customer service capabilities

           By integrating our managed care and claims systems, we enable health plan members to access all health benefits information including claims history, eligibility, deductibles, maximum accumulations and benefit explanation information through a single, round-the-clock, toll-free number.


 Clinical and Care Support Programs

      We provide centralized clinical and care support programs, including utilization review, medical case management and disease management services, through an internal staff consisting primarily of allied health professionals and registered nurses and physicians. Our staff is located at our headquarters in Downers Grove, Illinois and at our offices in Houston, Texas and Scottsdale, Arizona. Additionally, we maintain a nationwide network of consulting physicians with a full range of specialties. These clinical and care support services are coupled with our PPO and claims processing services to provide an integrated service offering.

      Our clinical and care support programs advise plan participants and their dependents of review requirements. Plan participants, or their attending physicians, utilize the program by calling one of our toll-free numbers prior to a proposed hospitalization or outpatient service or within two business days of an emergency admission or outpatient service. From these calls, our clinical management staff gathers the medical information necessary to enable it to perform a review. Applying our clinically valid, proprietary review criteria, we then determine whether to recommend certification of the proposed hospitalization or outpatient service as medically necessary under the participant's healthcare plan. Upon completion of our review, we advise the participant, the interested healthcare providers and our client as to whether the proposed hospitalization and length of stay or outpatient service can be certified as medically necessary and appropriate under the terms of the client's benefit plan. For a client for whom we pay claims, we also use the review outcome to pay claims in accordance with the client's benefit plan.

      We do not practice medicine and our services are advisory in nature. All decisions regarding medical treatment are made by the patient and the patient's attending physician. Patients can call us on a toll-free line if they have questions regarding our services. Clients and their claim administrators also can obtain additional information from our Client Services staff.

      Our medical case management program is also designed to provide clients with careful management of all cases involving complex, high-cost or chronic conditions or catastrophic illnesses. Our nurse case managers and physicians identify potentially large claim cases through medical and pharmacy claim triggers and periodic reviews and interactions with individual members. Closely conferring with an attending physician and other providers to identify cost-effective treatment alternatives is our primary management tool. Such alternatives may include moving a patient from an acute-care hospital to a less expensive setting - often the home - as soon as the patient's physician determines that it is safe and medically feasible. If such a move requires a home nursing service or medical equipment, we will serve as a referral for alternative available services, provide recommendations regarding continued usage of these services and negotiate discounts with providers when network providers are not appropriate or not available. In all cases, the decision to proceed with the course of treatment initially prescribed by the attending physician or a more cost-efficient alternative identified by us is made by the patient and his or her physician.

      Our care support program is a patient-focused program that enables us to identify high-risk plan participants with chronic diseases that account for a large portion of healthcare dollar expenditures. Our care support program is a comprehensive approach starting with predictive modeling of a client's specific population. The program is centered on the patient, allowing, among other things, the following:

      *  Highly-personalized patient education and support initiatives,

      *  Channeling to network providers,

      * Medication compliance support and other activities aimed at increasing patient compliance with health and treatment programs,

      *  Inpatient monitoring,

      *  Discharge planning, and

      *  Intensive case management.

 This approach allows for coordination of information for plan participants with a series of needs which may overlap among many diseases.

 Workers' Compensation Services

      Our medical management process for workers' compensation cases monitors an injured worker's care and identifies opportunities for cost-effective alternative care and treatment with the goal of returning the worker to the client's work force or to reach maximum medical improvement, as soon as medically feasible. A case manager is responsible for the overall coordination of the many comprehensive services that may be needed, such as review of rehabilitation, chiropractic care and home health services, with a constant focus on the injured worker's ability to return to productivity.

      Bill Review System. We provide comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Our computer system consolidates all of these functions, thereby reducing the amount of paperwork and costs associated with claims processing, and is a highly cost-effective alternative for large workers' compensation entities that generally process in excess of 500,000 bills annually. We are also currently in the process of developing a system that can be used by organizations that process less than 500,000 bills annually. We estimate that this system will be implemented by mid to late-2002. By integrating our bill review system with our medical case management and PPO services, we believe we offer one of the most comprehensive workers' compensation medical cost management programs in the industry.

      Our bill review services include a computer-assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 40 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees has been established for workers' compensation medical claims. In these states, our bill review process identifies and corrects inappropriate billing practices and applies state fee schedules. In the remaining states that have not established maximum fees and allow, instead, a usual and customary review, we utilize our proprietary "Usual and Customary" Schedule which establishes price billing caps for provider services within specific geographic areas. Provider network discounts are applied as well during the review. Additionally, through our system, we are able to go beyond "traditional" bill review services to provide enhanced savings by identifying and repricing non-related services, upcoding and unbundling of charges and other features. We also integrate bill review data with our medical management and quality assessment activities.

      We have an agreeement with Electronic Data Systems Corporation (EDS) whereby we utilize EDS' extensive data processing and communications networks for data processing, electronic claims transmission and marketing support services. EDS also modified our comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with our medical case management programs. The initial term of the EDS agreement was scheduled to expire on January 1, 2005, and has been extended to at least 2010.

      Our bill review services help decrease the administrative costs of workers' compensation payors because we handle virtually all aspects of bill review functions. We offer two variations of bill review services:

      Systems Lease:   The  systems technology  is  brought to  the  client's
      office where their staff performs bill review.

      Service Bureau: Bills are sent to our processing centers and we key the bills and perform bill review.

      Marketing. We market our workers' compensation programs to insurance carriers, third party administrators, state workers' compensation funds, and self-insured, self-administered companies. We currently include offices of six of the top ten workers' compensation insurers among our clients. We provide worksite posters, provider directories (either paper or electronic) and other materials to our payor-clients to encourage their injured employees to utilize our provider network.

      Compensation. We generally receive an agreed upon percentage of total savings generated for clients through our bill review and PPO services plus a per-bill fee. Savings are generally calculated as the difference between the charges that medical providers bill the payor clients and the amount that we have recommended for payment after the application of the fee schedule and PPO rates.

 First Health Services

      First Health Services, to be referred to as FH Services, provides value-added automation, administration, payment and healthcare management services for public sector clients. Specifically, FH Services includes the following programs:

      *  Pharmacy Benefit Management,

      *  Healthcare Management, and

      *  Fiscal Agent.

      We have been able to utilize our Medicaid fiscal agent expertise, our base of experience in the public sector and our client relationships with over 25 state governments to provide new products and services as the public sector health programs (primarily Medicaid) move toward managed care.

      Pharmacy Benefit Management (PBM). FH Services' PBM program manages pharmacy benefit plans for Medicaid programs and state-funded specialty programs. Our PBM program is one of the largest of its kind in the country and provides a full range of services, including:

      * Pharmacy point-of-sale eligibility verification and claims processing,

      *  Provider network development and management,

      *  Disease state management programs,

      * Prospective and retrospective drug utilization reviews, known as DUR,

      * Provider profiling, formulary development and manufacturers' rebate administration, and

      * RxPert, a proprietary database and decision support system for pharmacy utilization monitoring and plan management.

      PBM services are increasingly required by both public and private third-party payors as prescription drug expenses grow. Our PBM program is one of the few large-scale participants in the market not aligned with or controlled by a drug manufacturer. We believe our role as an independent provider of PBM services gives us a distinct competitive advantage in the growing sectors of managed care organizations and state government plans, where clinical autonomy is often a requirement. Furthermore, we believe that FH Services is a national leader in this area with substantial experience managing pharmacy plans for Medicaid and elderly populations. This clinical and management expertise gives us a competitive advantage in the rapidly growing market of managed care organizations serving the public sector on a capitated (per person) basis.

      FH Services also offers Disease Management Programs (DMP) to assist physicians and network pharmacies in the treatment of prevalent, high-cost disease states. This program provides physicians with diagnosis, treatment and formulary guidelines which have been developed by nationally recognized clinicians and medical academicians. FH Services' DMP focuses on those patients who experience preventable therapeutic problems such as non-compliance, inappropriate therapy and adverse drug reactions. The program includes prior authorization initiatives, prospective DUR, retrospective DUR and educational intervention initiatives, known as concurrent DUR.

      Healthcare Management. FH Services' Healthcare Management program provides external quality of care evaluation, utilization review and long-term care review services to Medicaid programs, state mental health agencies, HMOs, managed care organizations and other healthcare programs desiring to improve quality of care, contain costs, ensure appropriate care and measure outcomes.

      The external quality of care review encompasses the entire medical delivery mechanism, not just the mental health portion. There is a new market rapidly developing as various states implement this type of program to move Medicaid recipients into Managed Care Organizations.

      The utilization review services cover a variety of behavioral health programs, including Medicaid Under 21 acute psychiatric treatment, adult and geriatric acute psychiatric treatment, residential services and other alternative services. The Healthcare Management program also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing proportions of public funds on the treatment of mental and substance abuse illnesses, the need for utilization review services is increasing. Some states are moving toward capitated contracts with private sector firms to help manage this problem; however, many states are opting to contract for utilization review services to ensure appropriate mental healthcare while containing costs.

      Under the long-term care review services, we provide level-of-care determinations as well as pre-admission screenings and annual resident reviews to determine the need for specialized services for mental illness, mental retardation or related conditions.

      Fiscal Agent. FH Services' fiscal agent program administers state Medicaid health plans and other state funded healthcare programs by providing clients with full fiscal agent operations and systems maintenance and enhancement. Under this product line, we provide:

      *  Eligibility verification and ID card issuance,

      *  Healthcare claims receipt, resolution, processing and payment,

      *  Provider relations,

      *  Third party liability processing,

      *  Financial reconciliation functions, and

      *  Client reporting.

      Our customers include state Medicaid agencies, state departments of human services, departments of health and managed care organizations serving Medicaid populations. Public sector clients may also procure fiscal agent services to support other government programs, such as state employee benefit plans, early intervention programs or other healthcare initiatives. Typically, fiscal agent systems are modified to meet a specific state's program policy and administration requirements and services are offered for all claim types. We are one of four major competitors in the Medicaid fiscal agent field.

      FH Services has developed and operates a Health Care Financing Administration-approved information system for each client. These systems are utilized to process and adjudicate eligibility, healthcare claims and encounters, pay providers under a full range of reimbursement methods and generate reports for use in managing the program.

      In addition, there are several additional benefits that FH Services receives from operating the fiscal agent business:

      * The contracts are profitable, with very little new capital investment required,

      * The expertise, capabilities and systems developed from these contracts have provided a platform for expansion into other products, services and customer segments, and

      * Customer relationships with the states have proven valuable in developing other business in the PBM and Healthcare Management programs.

      As a  fee  for  providing  our fiscal  agent  services,  we  receive  a
 predetermined,  contractual  rate   that  is  based   upon  the  number   of
 transactions processed.


 Other Services

      Pharmacy Benefit Management. In addition to FH Services offering our PBM program to Medicaid and state-funded programs, we have integrated our PBM program with our claims administration, clinical and network programs. The components of our integrated PBM program include a national pharmacy network, formulary management, drug utilization review and online pharmacy claim adjudication. These services are designed to control drug expenditures as well as overall health plan expenditures through linkage of the pharmacy data with other core data to identify high risk plan participants. Once identified, our clinical staff works with these plan participants to help them manage their conditions that require medication.

      PPO Redirection and Telephonic Provider Directory. Through this service line, we attempt to redirect plan participants to nearby PPO hospitals or outpatient providers. Additionally, plan participants may access our website or call our telephonic provider directory line to determine whether a network provider of their choosing is available within a reasonable proximity to his or her residence or place of work. Both the payor and plan participant benefit from the cost savings achieved by utilizing a PPO network hospital or outpatient provider.

      Health Information.   We  also  provide a  24-hour-a-day,  7-day-a-week
 telephonic service, which includes the following features:

 * Helping plan participants obtain answers to claims-related and general medical questions,

 *  Assisting plan participants in making informed healthcare decisions,

 *  Facilitating communication between providers and plan participants, and

 * Identifying patient situations that may be appropriate for referral to clinical management services.

      First Health[R] National Transplant Program. As medical technology advances, new and more complicated procedures, such as transplants, are becoming increasingly common. In an attempt to assist our clients in meeting these technological advances and their related costs, we have developed The First Health[R] National Transplant Program.

      This program is designed to facilitate the cost-effective use of high quality transplant services through a fully-integrated system, whereby case management staff assists in the coordination of the transplant process from the determination of the need for a transplant through providing follow-up care for one year after the transplant is performed.

      The goals of the program include:

      * Enhancing quality of care and favorable outcomes through case management and direction of patients to a selected number of transplant programs that meet stringent quality and performance standards,

      * Reducing healthcare costs by contracting a cost-effective package rate with high quality transplant centers that have a proven performance record of desirable outcomes, and

      * Improving predictability of transplant costs by establishing fixed fees that share risk with the providers for the procedure and associated care for one year after the transplant.

      Transplants included in  the program include  heart, lung,  heart/lung,
 liver,  kidney,  kidney/pancreas  and   bone  marrow  (both  allogenic   and
 autologous).

      Physician Resources. We believe that our in-house physician staff is an invaluable resource in our clinical and care support programs and in developing clinical policy and guidelines. Our staff includes experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics and surgery, as well as doctoral-level practitioners from various fields, including clinical psychology and chiropractic medicine. In addition, we have a nationwide network of consulting physicians in the
 significant specialties.    Our  staff  of  physicians  is  crucial  to  the
 development and maintenance of clinically-valid review criteria and our network quality assessment efforts.

      Benefit Plan Recommendations. Our clients can take various steps in benefit plan design that will help accomplish their goal of managing long-term healthcare costs. A client's ability to accomplish this goal through us is contingent on:

      * Reasonable incentives for plan participants to comply with our notification procedures and clinical management recommendations because early notification is essential to effective case management and helps ensure not only cost effectiveness but also successful outcomes,

      * An effective benefit differential between in-network and out-of-network services of at least 10% for inpatient and outpatient services, to include annual out of pocket maximums sufficiently large so as to reinforce co-payment/coinsurance differentials,

      * Coverage for travel and organ-donor costs for services at network transplant providers,

      * Distribution to all plan participants of a First Health identification card, including the toll-free telephone number, prior to the implementation date because it communicates to network providers that the member in a plan that uses First Health, and

      *  A program of effective communication to plan participants about  our
         programs   because  well-planned,  timely  communication   increases
         participant satisfaction and compliance significantly.

      Cost Data Analysis. Healthcare cost data analysis services are also made available to our clients. With these services, we are able to provide clients with in-depth customized information concerning their healthcare cost and utilization experience. We analyze our clients' healthcare claims information and benefit plans using our internally developed proprietary software in order to provide each client with a specific healthcare cost profile and suggest appropriate cost management programs. This software also allows us to simulate how changes in a benefit plan's structure will affect the overall cost of a benefit program.

      Internet Applications. Our internally developed Internet channeling tools are available for both group health and workers' compensation clients. Currently there are three channeling tools available: electronic directory, directory maker and worksite poster. Each tool provides access to the same, weekly-updated information regarding hospital and outpatient care providers in The First Health[R] Network that is also made available through our toll-free telephonic provider directory. While the electronic directory is easily accessible on the web for use by a large audience, the directory maker and worksite poster applications are currently for business-to-business use and are password-protected.

      Electronic Directory. Electronic directory is easy to use and allows clients, their employer groups or plan participants to search for a hospital, physician or clinic in The First Health[R] Network. Users may search for a provider by name, city, county or zip code within a 5-mile default radius and receive a map with directions to the provider.

      Directory Maker. Directory maker is designed to allow clients to create and print custom directories of The First Health[R] Network providers at their places of business. Directories can be created on an as-needed basis and will contain the most up-to-date information. By creating a directory profile, clients can pick specific cities, counties or even zip codes that will be included in a directory, as well as determine the criteria by which the data will be sorted. Directories are typically created in two hours, and then made available on the Internet in PDF format for printing.

      Worksite Poster Application (for workers' compensation use only). The worksite poster application is designed to assist clients by producing posters that list hospitals, clinics/facilities and physicians closest to their site(s). Clients can search on the Internet by zip code within a 5-mile radius default to find providers in The First Health[R] Network. In addition, clients can specify physicians, clinics and hospitals or any combination of the three to print on a poster. The poster is produced immediately in a common format for easy printing.

      Internet Sites

      Member Site. We offer a customized member services website entitled "My First Health" to assist plan participants in utilizing our services. The applications on this website allow plan participants to:

      *    Access general information about us,
      *    Print commonly used health benefits forms, including claims forms,
      *    Locate a provider in The First Health[R] Network,
      * Obtain answers to frequently asked questions about The First Health[R] Network,
      *    Send us an e-mail with health plan questions,
      * View past year's claims and check status of recently submitted claims, and
      *    Obtain health information.

      We are evaluating additional services for this site, with the intent of having them available in 2002, including:

      *    Eligibility status,
      *    Benefit plan summaries,
      *    Accumulation of total payments, deductibles and related items,
      *    Ability to resolve a pending claim online, and
      *    Ability to research and save personalized health information.

      Provider Site. We currently offer providers in The First HealthR Network access to a customized provider Internet site. This site allows providers access to complete client listings, payor lists and referral directories, pre-certification submissions, demographic data updates and formularies. This site is being further developed in 2002. At that time, we plan to expand the provider Internet site to include the following:

      *    Eligibility lookup and verification,
      *    Online claims submission,
      *    Summary of clients' plan documents,
      *    Information about us, and
      *    Survey tools for provider satisfaction.

      Client Site.    Clients  have  access  to  customized  information  and
 applications including:

      * Internet channeling tools (including electronic directory, directory maker and worksite poster applications),
      *    Bill review data analysis application,
      *    Claims inventory logs,
      *    Claims administration reports,
      *    Printing of temporary ID cards


      In 2002, our clients will also have access to:

      * Eligibility files, as well as the ability to make changes and updates,
      *    News and legislative updates, and
      *    Online implementations.

 Stop-Loss Insurance

      Our stop-loss insurance capabilities enable us to serve as an integrated single source for the managed care needs of our clients who are self-insured employers. Because our stop-loss rates are based on the savings and value generated through our various services, we are able to offer competitive rates and policies and multiple-year rate guarantees that include fixed-percent increases and are based upon loss results. Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance. This is the only insurance product that we are currently emphasizing in our sales efforts.

 Clients and Marketing

      We primarily market our services to national, multi-site direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 1,000 employees or members. During 2001, one client (Mail Handlers Benefit Plan), for whom we provided PPO services, accounted for 12.7% of our total revenues. In addition, we market our services to and through group health and workers' compensation insurance carriers. The following are representative clients of First Health:

   Agilent Technologies, Inc.          Liberty Mutual Insurance Company
   Albertson's, Inc.                   McDonald's Corporation
   American International Group        Motorola
   Boilermakers National Health and    National Association of Letter
     Welfare Fund                        Carriers
   ConAgra Foods, Inc.                 Radio Shack Corporation
   Crawford and Company                State Farm Mutual Automobile
                                         Insurance Company
   Eaton Corporation                   Texas Instruments Employees' Health
                                         Benefits Trust
   HCA Inc.                            The Mail Handlers Benefit Plan
   Hartford Financial Services, Inc.   The Sherwin-Williams Company
   Kemper National Services            Travelers Property and Casualty


      We presently have approximately 110 group health and workers' compensation insurance carrier clients. Typically, we enter into a master service agreement with an insurance carrier under which we agree to provide our cost management services to healthcare plans maintained by the carrier's policyholders. Our services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering our services to its policyholders, relieving us of a significant marketing expense.

      We typically enter into standardized service contracts with our direct accounts and master service agreements with our insurance carrier and third party administrator clients. These contracts and agreements have automatically renewable successive terms of between one and three years, and are generally terminable upon notice given one to six months prior to expiration. While these contracts are generally exclusive as to a client's ability to use other PPO companies in identified geographic areas, they are generally non-exclusive as to a client's right to provide in-house medical review services.

 Competition

      We compete in a highly fragmented market with national and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and indemnity insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we compete and many of our competitors have greater financial and marketing resources than we do. We distinguish ourselves on the basis of the quality and cost-effectiveness of our programs, our proprietary computer-based integrated information system, our emphasis on commitment to service with a high degree of physician involvement, the penetration of our network into secondary and tertiary markets and our role as an integrated provider of PBM services. Due to the quality of our services, we tend to charge more for our services than many of our competitors.

      The insurer market for workers' compensation programs is somewhat concentrated with the top ten insurers controlling over 50% of the insured market. We have focused our efforts on the top tier of the workers' compensation market. Although we currently include several regional offices of six of the top ten workers' compensation insurers among our clients, we compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers' compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers' compensation products.

      Over the last few years, we believe that the so-called "Silent" Preferred Provider Organizations, or non-directed networks, have developed into a major competitive threat. By using "Silent" Preferred Provider Organizations, medical reimbursement payors seek to avail themselves of PPO discounts without providing any apparent patient channeling mechanisms. Management believes that these organizations undermine the trust of providers who offer preferred rates to networks anticipating active patient directing programs. Managed care is fundamentally a bargain between a managed care organization and a medical provider in which the managed care organization channels patients to the provider in exchange for favorable price consideration and the adherence to managed care guidelines. We believe that "silent" PPO networks can and do undermine that bargain.

 Employees

      As of December 31, 2001, we had approximately 4,465 employees, including approximately 1,935 employees involved in claims processing and related activities, 730 employees in information systems, 520 employees in various clinical management and quality assessment activities, 480 employees in PPO development and operations, 345 employees in sales, account management and marketing and the remainder involved with accounting, legal, human resources, facilities, and other administrative, support and executive functions. We also have a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when they are requested to render consulting services on our behalf. None of our employees are presently covered by a collective bargaining agreement and we consider our relations with our employees to be good.

 Information Systems

      Our system and suite of integrated applications utilize centralized stores of corporate data. Our information technology consists of three layers. The first level consists of database servers located in a secure corporate center. We also have a backup data center in place for business continuity. The second level consists of integrated provider, plan participant and client corporate databases. Our suite of applications is the third level. The modular architecture of these applications is designed to provide flexible access to corporate databases, while maintaining tight control of our data assets.

 Government Regulations and Risk Management

      Federal-Level Regulation. Managed healthcare programs are subject to various federal laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of healthcare services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

      While our management and information services typically have not been the subject of extensive regulation by the federal government, the last decade has witnessed increased regulation of our industry. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will impose obligations previously unknown to managed healthcare service providers. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. Among other things, HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers, payors and plans. The regulations under HIPAA will require, among other things, that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes, and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information will become effective in October 2002 and the regulations regarding privacy issues will become effective in April 2003.

      We have formed a corporate HIPAA Administrative Simplification Committee and Workgroup to identify processes, systems or policies that will require modification and to implement appropriate remediation and contingency plans to avoid any adverse impact on our ability to perform services in accordance with the applicable standards. We are communicating with significant third-party business partners to assess their readiness and the extent to which we will need to modify our relationship with these third parties when conducting EDI or e-commerce.

      The cost of this compliance effort is estimated to be approximately $3 million and is already included in our EDI and E-Commerce initiatives. However, there can be no guarantee that the costs will not materially differ from those anticipated or that we will not be materially impacted. Additionally, we expect to receive reimbursement directly from a number of our clients due to the nature of the contractual arrangement with these entities.

      State-Level Regulation. Our activities are subject to state regulations applicable to managed healthcare service providers. We believe that we are in compliance in all material respects with all current state regulatory requirements applicable to our business as it is presently conducted. However, changes in our business or in state regulations could affect the level of services that we are required to provide or could affect the rates we can charge for our healthcare products and services.

      The workers' compensation segment of our business is more sensitive to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers' compensation field have been limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for healthcare procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor. Opportunities for our services could increase as more states legislate additional cost containment strategies. Conversely, we could be adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for our services.


 Item 2. Properties
         ----------

      We own six office buildings consisting of an aggregate of approximately 625,000 square feet of space. Our headquarters are located in Downers Grove, Illinois and our other five offices are located in West Sacramento, California; Houston, Texas; Pittsburgh, Pennsylvania; Tucson, Arizona; and Scottsdale, Arizona. Additionally, we lease significant office space in Salt Lake City, Utah; San Diego, California; Milwaukee, Wisconsin; Richmond Virginia; Tampa, Florida; and Boise, Idaho. We also have numerous smaller leased facilities throughout the nation.

      All of our buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet our operating needs in the foreseeable future.


 Item 3. Legal Proceedings
         -----------------

      We are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to our business. Our wholly owned subsidiary, First Health Services Corporation, which we acquired in July 1997, continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. FH Services has acted as the program's fiscal agent intermediary for 20 years. The OIG report included allegations that, from 1993 to 1996, FH Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. We do not believe that the resolution of the claim or the investigation will materially affect our business or financial position.


 Item 4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2001.


                   Executive Officers of the Company

 Name                    Age     Position
 ---------------------   ----    -------------------------------------------
 Edward L. Wristen        50     President and Chief Executive Officer

 A. Lee Dickerson         52     Executive Vice President, Provider Networks

 Patrick G. Dills         48     Executive Vice President, Sales

 Susan T. Smith           51     General Counsel and Secretary

 Joseph E. Whitters       43     Vice President, Finance and Chief Financial
                                 Officer


   Edward L. Wristen joined First Health in November 1990 as Director of Strategic Planning and was promoted to Vice President, Managed Outpatient Care Programs, in April 1991. In February 1992, he became Executive Vice President and Corporate Operating Officer in charge of Provider Networks. In January 1995, Mr. Wristen became Executive Vice President, Risk Products. In September 1998, Mr. Wristen became Chief Operating Officer. In January 2001, Mr. Wristen became President of the Company. In January 2002, Mr. Wristen became Chief Executive Officer of the Company. Prior to joining First Health, Mr. Wristen was President of Parkside Data Services, a subsidiary of Parkside Health Management Corporation, a firm engaged in data and analytic services, from March 1989 to November 1990. From February 1987 to February 1989 Mr. Wristen was Chief Operating Officer and Executive Vice President of Addiction Recovery Corporation, a regional chain of chemical dependency hospitals. Mr. Wristen has over 18 years experience in the health care industry.

   A. Lee Dickerson joined First Health in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 20 years experience in the health care industry.

   Patrick G. Dills joined First Health in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January 1994 and to Executive Vice President, Sales in 1998. Prior to joining First Health, Mr. Dills held various senior sales positions at M&M/Mars and various divisions of Mars, Inc. for the prior six years.

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

                                PART II


 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

   Our common stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since our corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of our common stock on the Nasdaq National Market and the approximate number of holders of record of our common stock is set forth under "Common Stock" in our 2001 Annual Report to Stockholders. Information concerning our dividend policy is set forth under "Dividend Policy" in our 2001 Annual Report to Stockholders. All such information is incorporated herein by reference.


 Item 6. Selected Financial Data.
         -----------------------

   Selected financial data for each of our last five fiscal years is set forth under "Selected Financial Data" in our 2001 Annual Report to Stockholders. Such information is incorporated herein by reference.


 Item 7.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation.
          --------------------

   The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Stockholders and is incorporated herein by reference.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
           ----------------------------------------------------------

   The disclosures required by this item are contained in our 2001 Annual Report under the caption "Market Risk" and are incorporated herein by reference.


 Item 8.   Financial Statements and Supplementary Data.
           -------------------------------------------

   The financial statements required by this item are contained in our 2001 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

   Financial Statements:                                         Page No.
   --------------------                                          -------
   Report of Independent Auditors                                  33

   Consolidated Balance Sheets as of
      December 31, 2000 and 2001                                  34-35

   Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 2000 and 2001                             36

   Consolidated Statements of Comprehensive Income for the Years
      Ended December 31, 1999, 2000 and 2001                       37

   Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1999, 2000 and 2001                38-39

   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1999, 2000 and 2001                40-41

   Notes to Consolidated Financial Statements                     42-55


 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

   Not applicable.

                                PART III


 Item 10.  Directors and Executive Officers of the Registrant.
           --------------------------------------------------

   Certain information regarding our executive officers is set forth under the caption "Executive Officers of the Company" in Part I. Other information regarding our executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2002 (the "Proxy Statement"), and such information is incorporated herein by reference.


 Item 11.  Executive Compensation.
           ----------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference. However, the Report of the Compensation Committee of the Board of Directors on Executive
 Compensation contained in the Proxy Statement is not incorporated by reference herein, in any of our previous filings under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of our future filings.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions.
           ----------------------------------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                   PART IV


 Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
           ---------------------------------------------------------------

   (a)  The following documents are filed as part of this report:

           (1) The Index to Financial Statements is set forth on pages 26 and 27 of this report.

           (2)  Consolidated Financial Statements Schedules:
                Schedule II - Valuation and Qualifying Accounts and Reserves.
                Schedule IV - Reinsurance

           (3)  Exhibits

   (b) Reports on Form 8-K:

   The Company filed a Report on Form 8-K/A dated August 16, 2001 reporting under Item 7, the financial statements of CCN Managed Care, Inc. and the pro forma consolidated financial statements of First Health Group Corp.

                                    First Health Group Corp.
                  Schedule II - Valuation and Qualifying Accounts and Reserves
                          Years Ended December 31, 2001, 2000, and 1999

                                  Balance at     Additions Charged  Adjustments      Balance at
                                   Beginning       to Costs and         and            End of
 Description                       of Period         Expenses       Charge-offs        Period
 ------------                      ----------       ----------      -----------      ----------
 Year Ended December 31, 2001
 -----------------------------
  Allowance for Doubtful Accounts $10,811,000      $ 4,003,000 (1) $   (487,000)    $14,327,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $ 4,249,000      $41,113,000 (2) $ (8,887,000)    $36,475,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 2000
 ----------------------------
  Allowance for Doubtful Accounts $10,844,000      $        --     $    (33,000)    $10,811,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $ 5,149,000      $        --     $   (900,000)    $ 4,249,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 1999:
 ----------------------------
  Allowance for Doubtful Accounts $11,151,000      $        --     $   (307,000)    $10,844,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $15,303,000      $        --     $(10,154,000)    $ 5,149,000
                                   ==========       ==========      ===========      ==========


   (1) Additions represent allowance for doubtful accounts that were included in the purchase accounting adjustments related to the acquisition of CCN
      Managed Care, Inc., not charged to expenses.

   (2) Additions represent accrued restructuring expenses that were included in the purchase accounting adjustments related to the acquisition of CCN
      Managed Care, Inc., not charged to expenses.


                           First Health Group Corp.
                          Schedule IV - Reinsurance
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                        Percentage
                                                    Ceded          Assumed               of Amount
                                    Gross          to Other      from Other      Net      Assumed
                                    Amount         Companies      Companies     Amount    to Net
                                 -----------   --------------    ---------   ----------    ---
   Year ended 12/31/01:
   -------------------
   Life insurance in force:      $172,677,000  $  (163,781,000)  $       --  $ 8,896,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                2,129,000       (2,032,000)      37,000      134,000     21%
      Accident and health
         insurance                 16,491,000       (2,860,000)     907,000   14,538,000     10%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 18,620,000  $    (4,892,000)  $  944,000  $14,672,000     10%
                                  ===========   ==============    =========   ==========    ===

   Year ended 12/31/00:
   -------------------
   Life insurance in force:      $195,112,000  $  (185,455,000)  $       --  $ 9,657,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                4,064,000       (3,906,000)      42,000      200,000     21%
      Accident and health
         insurance                 13,614,000       (2,853,000)   1,214,000   11,975,000     10%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 17,678,000  $    (6,759,000)  $1,256,000  $12,175,000     10%
                                  ===========   ==============    =========   ==========    ===

   Year ended 12/31/99:
   -------------------
   Life insurance in force:      $448,134,000  $  (437,183,000)  $      --   $10,951,000     --%
                                  ===========   ==============    =========   ==========    ===
   Premiums:
      Life insurance                6,086,000       (5,901,000)      41,000      226,000     18%
      Accident and health
         insurance                  9,502,000       (3,497,000)   1,442,000    7,447,000     19%
                                  -----------   --------------    ---------   ----------    ---
   Total premiums                $ 15,588,000  $    (9,398,000)  $1,483,000  $ 7,673,000     19%
                                  ===========   ==============    =========   ==========    ===


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST HEALTH GROUP CORP.

                          By:  /s/Edward L. Wristen
                          ----------------------------
                          Edward L. Wristen, President
                          and Chief Executive Officer

 Date:  March 29, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002:

           Signature                              Title
 ------------------------------        ------------------------------------
 /s/James C. Smith                     Chairman of the Board
 James C. Smith                        Director

 /s/Edward L. Wristen                  President and Chief Executive Officer
 Edward L. Wristen                     Director (Principal Executive Officer)

 /s/Joseph E. Whitters                 Vice President, Finance and Chief
 Joseph E. Whitters                    Financial Officer (Principal
                                       Financial and Accounting Officer)

 /s/Michael J. Boskin                  Director
 Michael J. Boskin

 /s/Daniel Brunner                     Director
 Daniel Brunner

 /s/Raul Cesan                         Director
 Raul Cesan

 /s/Robert S. Colman                   Director
 Robert S. Colman

 /s/Ronald H. Galowich                 Director
 Ronald H. Galowich

 /s/Harold S. Handelsman               Director
 Harold S. Handelsman

 /s/Don Logan                          Director
 Don Logan

 /s/William Mayer                      Director
 William Mayer

 /s/Thomas J. Pritzker                 Director
 Thomas J. Pritzker

 /s/David Simon                        Director
 David Simon

 INDEPENDENT AUDITORS' REPORT



 Board of Directors and Stockholders
 First Health Group Corp.
 Downers Grove, IL  60515

 We have audited the consolidated financial statements of First Health Group Corp as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 and have issued our report thereon, dated February 18, 2002; such consolidated financial statements and report are included in the Company's 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE LLP

 Chicago, Illinois
 February 18, 2002



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

 10.1-10.24.      Omitted

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

 10.72.-10.75.    Omitted

 10.76. Employment Agreement dated as of July 1, 1993 by and between COMPARE and Daniel S. Brunner. {10.76} (15)

 10.77.-10.89.    Omitted

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

 10.100.-10.105   Omitted.

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

 10.121. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.121} (26)

 10.122. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.122} (27)

 10.123. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.123} (27)

 10.124.          2000 Stock Option Plan {4} (28)

 10.125. Option Agreements dated March 20, 2001 between First Health Group Corp. and Edward L. Wristen. {10.125} (30)

 10.126.          2001 Director's Stock Option Plan {4} (31)

 10.127.          2001 Stock Option Plan {4} (32)

 10.128.          Stock Purchase  Agreement dated as of  May 18, 2001,  among
                  the  Company   and  HCA-the  Healthcare   Company  and   VH
                  Holdings, Inc. {10.128} (33)

 10.129. Agreement and Acknowledgment with respect to the Stock Purchase Agreement, dated as of August 16, 2001, among the Company and HCA-the Healthcare Company and VH Holdings, Inc. {10.129} (33)


 11.              Computation of Basic and Diluted Earnings Per Share.

 13.              2001 Annual Report to Stockholders.

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

 (25) Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 29, 1999.

 (26) Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 24, 2000.

 (27) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001

 (28) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001

 Exhibit No.                        Description
 ----------------------------------------------------------------------------
 (29) Annual Report on Form 10-K for the year ended December 31, 2000 and filed with the Securities and Exchange Commission on March 22, 2001.

 (30) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2001.

 (31) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2001.

 (32) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2001.

 (33) Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2001.