Form 10-Q
period 2002-03-31
FIRST HEALTH GROUP CORP
filed 2002-05-14
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2002
                                      OR
        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on May 7, 2002 was 101,221,905.

                  First Health Group Corp. and Subsidiaries

                                   INDEX


 Part I.  Financial Information

                                                                   Page Number
                                                                   -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at March 31, 2002
         and December 31, 2001 ...................................       3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at March 31, 2002 and December 31, 2001...........       4

       Consolidated Statements of Operations for the three months
         ended March 31, 2002 and 2001 ...........................       5

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2002 and 2001...............       5

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2002 and 2001 ...........................      6-7

       Notes to Consolidated Financial Statements ................      8-12

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............     13-18
       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ....................................      19

 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K .................      20

 Signatures.......................................................      21

 PART 1.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                       March 31,    December 31,
 ASSETS                                                  2002           2001
                                                      ---------      ---------
 Current Assets:
   Cash and cash equivalents ...................     $   17,141     $   14,001
   Short-term investments ......................          1,760          2,381
   Accounts receivable, less allowances for
     doubtful accounts of $15,818 and
     $14,327, respectively .....................         80,256         78,793
   Deferred income taxes .......................         27,463         27,429
   Other current assets ........................         13,291         20,757
   Assets held for sale ........................          8,564          6,958
                                                      ---------      ---------
   Total current assets ........................        148,475        150,319

 Long-Term Investments:
   Marketable securities .......................         63,510         65,766
   Other .......................................         56,667         55,205
                                                      ---------      ---------
                                                        120,177        120,971
                                                      ---------      ---------
 Property and Equipment:
   Land, buildings and improvements.............         87,636         87,468
   Computer equipment and software..............        186,312        180,152
   Office furniture and equipment...............         21,140         20,282
                                                      ---------      ---------
                                                        295,088        287,902
   Less accumulated depreciation and
     amortization ..............................       (117,558)      (105,393)
                                                      ---------      ---------
   Net property and equipment ..................        177,530        182,509
                                                      ---------      ---------
 Goodwill, less accumulated amortization of
     $17,341, and $17,341, respectively.........        255,855        255,855

 Intangible assets, less accumulated
   amortization of $1,671 and $955, respectively         42,143         42,859

 Reinsurance recoverable........................         25,243         26,140

 Other Assets...................................          1,986          2,081
                                                      ---------      ---------
                                                     $  771,409     $  780,734
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ---------      ---------
 Current Liabilities:
   Accounts payable ............................     $   35,925     $   33,257
   Accrued expenses ............................         64,202         66,384
   Current maturities of long-term debt.........             --        197,500
   Claims reserves .............................         12,134         12,308
   Income taxes payable ........................          9,321             --
                                                      ---------      ---------
   Total current liabilities ...................        121,582        309,449

 Long-term debt.................................        140,000             --
 Claims Reserves - Non-Current..................         25,243         26,140
 Deferred Income Taxes..........................         84,645         84,828
 Other Non-Current Liabilities..................         21,462         21,018
                                                      ---------      ---------
   Total liabilities ...........................        392,932        441,435
                                                      ---------      ---------
 Commitments and Contingencies..................             --             --

 Stockholders' Equity:
   Common stock ................................          1,318          1,313
   Additional paid-in capital ..................        263,998        255,489
   Retained earnings ...........................        417,323        386,309
   Stock option loan receivable ................         (1,776)        (1,776)
   Accumulated comprehensive gain (loss) .......           (189)           161
   Treasury stock, at cost .....................       (302,197)      (302,197)
                                                      ---------      ---------
   Total stockholders' equity ..................        378,477        339,299
                                                      ---------      ---------
                                                     $  771,409     $  780,734
                                                      =========      =========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                      ---------      ---------
 Revenues.....................................       $  169,361     $  136,984
                                                      ---------      ---------
 Operating expenses:
   Cost of services ..........................           72,972         59,737
   Selling and marketing .....................           17,078         12,944
   General and administrative ................           11,393          8,370
   Healthcare benefits .......................            3,781          3,703
   Depreciation and amortization .............           12,972         10,602
                                                      ---------      ---------
                                                        118,196         95,356
                                                      ---------      ---------
 Income from operations.......................           51,165         41,628

 Other (income) expense:
   Interest expense ..........................            1,316          2,471
   Interest income ...........................           (1,628)        (1,851)
                                                      ---------      ---------
 Income before income taxes...................           51,477         41,008

 Income taxes.................................          (20,463)       (16,608)
                                                      ---------      ---------
 Net income...................................       $   31,014     $   24,400
                                                      =========      =========
 Weighted average shares outstanding - basic..          100,257         96,726
                                                      =========      =========
 Net income per common share - basic..........       $      .31     $      .25
                                                      =========      =========
 Weighted average shares outstanding - diluted          104,443        101,698
                                                      =========      =========
 Net income per common share - diluted........       $      .30     $      .24
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                      ---------      ---------
 Net income..................................        $   31,014     $   24,400
                                                      ---------      ---------
 Unrealized gains (losses) on securities,
   before tax ...............................              (533)         1,594
 Income tax (expense) benefit related to
   items of other comprehensive income.......               183           (585)
                                                      ---------      ---------
 Other comprehensive income (loss)...........              (350)         1,009
                                                      ---------      ---------
 Comprehensive income........................        $   30,664     $   25,409
                                                      =========      =========

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                      ---------      ---------
 Cash flows from operating activities:
   Cash received from customers .................    $  167,776     $  135,802
   Cash paid to suppliers and employees .........      (100,072)       (85,246)
   Healthcare benefits paid .....................        (4,275)        (6,643)
   Interest income received .....................           603            790
   Interest expense paid ........................        (1,152)        (2,488)
   Income taxes paid, net .......................           (87)        (1,757)
                                                      ---------      ---------
   Net cash provided by operating activities             62,793         40,458
                                                      ---------      ---------

 Cash flows from investing activities:
   Purchases of investments .....................       (15,435)        (8,223)
   Sales of investments .........................        15,928          4,611
   Assets held for sale .........................        (1,606)            --
   Purchase of property and equipment ...........        (7,317)       (19,492)
                                                      ---------      ---------
   Net cash used in investing activities ........        (8,430)       (23,104)
                                                      ---------      ---------

 Cash flows from financing activities:
   Repayment of long-term debt ..................       (57,500)       (27,500)
   Proceeds from issuance of common stock........         6,277          7,104
                                                      ---------      ---------
   Net cash used in financing activities ........       (51,223)       (20,396)
                                                      ---------      ---------
 Net increase (decrease) in cash and
   cash equivalents .............................         3,140         (3,042)

 Cash and cash equivalents, beginning of period..        14,001         23,538
                                                      ---------      ---------
 Cash and cash equivalents, end of period........    $   17,141     $   20,496
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                      ---------      ---------
 Reconciliation of Net Income to Net Cash Provided by Operating Activities:

 Net Income......................................    $   31,014     $   24,400
                                                      ---------      ---------
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization ..............        12,972         10,602
     Change in allowance for uncollectible
       receivables ..............................         1,491              2
     Tax benefit from stock options exercised....         2,237          2,423
     Deferred income taxes ......................           (34)         5,670
     Other, net .................................           429           (653)

     Changes in Assets and Liabilities:
     Accounts receivable ........................        (2,954)        (1,469)
     Other current assets .......................         7,466            (22)
     Reinsurance recoverable ....................           897            817
     Accounts payable and accrued expenses.......           486         (4,150)
     Claims reserves ............................        (1,071)        (2,044)
     Income taxes payable .......................         9,321          4,693
     Non-current assets and liabilities .........           539            189
                                                      ---------      ---------
   Total adjustments ............................        31,779         16,058
                                                      ---------      ---------
   Net cash provided by operating activities ....    $   62,793     $   40,458
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2001. Accordingly, disclosures which would substantially duplicate the disclosures contained in the December 31, 2001 audited financial statements have been omitted from these interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN
     Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's previous line of credit (see Note 3).

     The transaction was accounted for as a purchase of the CCN Companies by the Company for financial reporting and accounting purposes. Accordingly, the Company revalued the basis of acquired assets and assumed liabilities to fair value. The purchase price of the CCN Companies was calculated as cash paid, including the working capital adjustment, plus the Company's transaction costs. The difference between the purchase price and the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill, which will not be amortized (See Note 8). The preliminary allocation of the purchase price is subject to completion of the Company's restructuring and integration plan and the sale of the acquired businesses that are held for sale. Changes to the preliminary purchase price allocation resulting from the finalization of these items may be material. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

      (in thousands)
      -------------
      Purchase price                                    $ 195,000
      Working capital adjustment                            3,514
      Transaction costs                                     2,000
                                                         --------
      Total estimated purchase price                    $ 200,514
                                                         --------

     Purchase price has been allocated as follows:

     Fair value of assets acquired                      $  33,611
     Assets held for sale                                  16,000
     Goodwill                                             171,315
     Intangible assets acquired                            43,814
     Liabilities assumed                                  (23,113)
     Liability for restructuring and integration costs    (41,113)
                                                         --------
                                                        $ 200,514
                                                         --------

     In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses and integrate the business of the acquired companies. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. Components of the purchase reserve are as follows:

                                     Total     Accrual      2002      Accrual
     (in thousands)                 Charges    Balance     Amount     Balance
     --------------                            1/01/02    Incurred    3/31/02
                                     ------     ------     ------      ------
     Severance and related benefits $13,712    $ 6,031    $(1,222)    $ 4,809
     Facilities integration          10,370      9,528       (309)      9,219
     Contract losses                 10,000      9,750       (222)      9,528
     Other reserves                   7,031      7,028        (28)      7,000
                                     ------     ------     ------      ------
     Total                          $41,113    $32,337    $(1,781)    $30,556
                                     ======     ======     ======      ======


     The restructuring plan includes the reduction of employees from various offices within the United States. The Company expects to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. There were approximately 740 such employees as of March 31, 2002. During the first quarter of 2002, approximately $1.2 million was paid for severance and related employee benefits.

     Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. Approximately $0.3 million of costs for facilities integration was charged to the purchase reserve in the first quarter of 2002.

     Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as part of the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. Approximately $0.2 million of costs under this contract were incurred during the quarter ended March 31, 2002.

     Other reserves represent various operational and tax liabilities the Company expects to incur to fully integrate the Company's operations. Approximately $28,000 was charged to the reserve in the quarter ended March 31, 2002.

     The Company reviewed the various businesses comprising the CCN Companies and determined to hold the PW and the Resource Opportunity, Inc. ("ROI") businesses of CCN for sale. The sale of ROI was completed on December 28, 2001 for a sale price of $9 million.

     The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of 2001 adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of intangible assets over estimated useful lives of 15 or 20 years, as appropriate, recording of interest expense on borrowings to finance the acquisition, the reduction of depreciation expense due to the write-down to fair value of fixed assets, the reduction of amortization expense related to the CCN Companies' preexisting goodwill at the date of acquisition and the elimination of compensation and benefit expenses for certain executives of the CCN Companies who were terminated at or immediately subsequent to the acquisition and will not be replaced, and (ii) the removal of revenues and related cost of services and expenses for acquired businesses that are held for sale.

                                             Three Months Ended March 31,
                                             ----------------------------
                                         (In thousands except per share data)
                                                        2001
      Pro forma:                                        ----
      Revenue                                         $161,869
      Net income                                        24,502
      Net income per common share - basic                  .25
      Net income per common share - diluted                .24

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 2001, nor do they purport to represent results of future operations of the merged companies.

 3. On April 23, 2002, the Company entered into a $400 million revolving credit agreement to replace its previous $350 million credit facility that was due to expire on June 30, 2002. This new credit facility has a five-year term and provides for interest at a Euro Dollar rate (which approximates LIBOR) plus a variable margin (currently .9%) which fluctuates based on the Company's debt rating. The facility also has a corresponding fee calculated at a variable rate (currently .225%) of the available facility balance depending on the debt rating of the Company. No principal payments are due on this facility until its maturity.

 4. On May 22, 2001, the Company's Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock distribution. The stock split was paid on June 25, 2001 to stockholders of record on June 4, 2001. All historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

 5. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $350,000, net of deferred income taxes, for the three month period ended March 31, 2002. The net unrealized loss as of March 31, 2002, included as a component of stockholders' equity, was $189,000, net of deferred income taxes. The Company has six separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of March 31, 2002 and 2001 was $47.5 million and
     39.4 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $836,000 and $690,000 for the three months ended March 31, 2002 and 2001, respectively, and is included in interest income. Approximately 90 percent of this partnership is owned by parties related to a former member of the Company's Board of Directors. All transactions are made on an arms-length basis at equal terms between all limited partners.

 6. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. As of March 31, 2002, approximately 5.2 million shares remain available for repurchase under the Company's current repurchase authorization.

 7. Weighted average shares outstanding increased for diluted earnings per share by 4,186,000 and 4,972,000, respectively, for the three months ended March 31, 2002 and 2001 due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for the three months ended March 31, 2002 and 2001 due to the effect of stock options outstanding.

 8. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Company adopted effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $171 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $256 million in net goodwill was amortized during the three months ended March 31, 2002. The Company recorded goodwill amortization expense of $0.9 million during the three months ended March 31, 2001. The Company is currently assessing the transitional goodwill impairment provisions of SFAS 142, but anticipates that adoption of these provisions will not have a material impact on the Company's financial position and results of operations.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the
     Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this pronouncement did not have a material impact on the financial position and results of operations of the Company.

 9. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General ("OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for more than 20 years. The OIG report included allegations that from 1993 to 1996, Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the outcome of the claim or the investigation will have a material adverse effect on the Company's business or financial position.

 First Health Group Corp. and Subsidiaries
 Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
 (Unaudited)
 ----------------------------------------------------------------------------

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses; if the Company is not able to successfully integrate CCN (defined below) and achieve the cost synergies anticipated as a result of the acquisition; or if the Company incurs startup costs related to a new long-term contract (discussed below) in excess of its expectations, incurs unexpected startup costs, or incurs un-reimbursed startup costs in excess of the expected range; the Company may not achieve its anticipated 2002 financial results.

 Recent Developments
 -------------------
    Mail Handlers Benefit Plan
    --------------------------
   On April 16, 2002, the Company entered into a long-term contract with the National Postal Mail Handlers Union, the sponsor of the Mail Handlers Benefit Plan (the "Plan"), whereby the Company will provide its comprehensive health plan services to the Plan. The Plan has nearly 400,000 federal employees and annuitants representing approximately one million members nationwide, and is one of the nation's largest health plans. This new contract builds on an existing agreement which the Company has to provide the First Health Network[R] to the Plan's members. The new contract is valued at over $1.3 billion in service revenue over the initial five-year term.

   The Company expects to incur various start-up costs associated with the new contract in the third and fourth quarters of fiscal 2002. While the Company believes that the majority of these startup costs will be reimbursed by the Plan during 2002, management estimates that a range of costs between $1.5 million and $3.5 million may not be reimbursed. When fully implemented, the Company estimates that it will add approximately 1,000 employees across various existing facilities to provide the various services required by this new contract.

    CCN Acquisition
    ---------------
   On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's existing line of credit. The Company reviewed the various businesses comprising the CCN Companies and determined to hold the PW and the Resource Opportunity, Inc. ("ROI") businesses of CCN for sale.

   In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses and integrate the business of the acquired companies. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. The actions taken to implement the restructuring plan are expected to generate in excess of $25 million in annualized savings for the Company from lower salaries and benefits costs and lower overall operating expenses, beginning in 2002. Components of the purchase reserve are as follows:

                                     Total     Accrual      2002      Accrual
  (in thousands)                    Charges    Balance     Amount     Balance
  --------------                               1/01/02    Incurred    3/31/02
                                     ------     ------     ------      ------
  Severance and related benefits    $13,712    $ 6,031    $(1,222)    $ 4,809
  Facilities integration             10,370      9,528       (309)      9,219
  Contract losses                    10,000      9,750       (222)      9,528
  Other reserves                      7,031      7,028        (28)      7,000
                                     ------     ------     ------      ------
  Total                             $41,113    $32,337    $(1,781)    $30,556
                                     ======     ======     ======      ======

    The restructuring plan includes the reduction of employees from various offices within the United States. The Company expects to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. There were approximately 740 such employees as of March 31, 2002. During the first quarter of 2002, approximately $1.2 million was paid for severance and related employee benefits.

    Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. Approximately $0.3 million of costs for facilities integration was charged to the purchase reserve in the first quarter of 2002.

    Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as a part of the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. Approximately $0.2 million of costs under this contract were incurred during the quarter ended March 31, 2002.

   Other reserves represent various operational and tax liabilities the Company has incurred to fully integrate the Company's operations. Approximately $28,000 was charged to the reserve in the quarter ended March 31, 2002.

   On May 22, 2001, the Company's Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock distribution. The split was payable on June 25, 2001 to stockholders of record on June 4, 2001. All historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.


 Results of Operations
 ---------------------
   The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively:


   Sources of Revenue

                                            ($ in thousands)
                                        Three Months Ended March 31,
                                       ------------------------------
                                        2002      %      2001      %
                                       -------  ----    -------  ----
      Sources of Revenue:
        PPO Services                  $104,921   62%   $ 75,711   55%
        Claims Administration           43,820   26      41,545   30
        Fee Schedule Services           10,031    6       8,754    7
        Clinical Management Services     6,579    4       7,087    5
        Premiums, Net                    4,010    2       3,887    3
                                       -------  ----    -------  ----
      Total Revenue                   $169,361  100%   $136,984  100%
                                       =======  ====    =======  ====

   Revenue for the three months ended March 31, 2002 increased $32,377,000 (24%) from the same period of 2001 due to strong PPO revenue which increased 39% from the first quarter of 2001. The increase in PPO revenue for the three months ended March 31, is due to new client activity, existing clients utilizing more PPO services, the overall increase in PPO providers and the addition of CCN revenue for the quarter. Claims administration revenue increased $2,275,000 (5%) from the same period last year due primarily to new business particularly in the commercial sector. Revenue from fee schedule services increased $1,277,000 (15%) from the comparable period in 2001 due primarily to the inclusion of CCN business for the quarter. Revenue from clinical cost management services decreased $508,000 (7%) for the three months ended March 31, 2002 from the comparable period in 2001. This decrease is due principally to the termination of certain healthcare management contracts with various state Medicaid programs. Premium revenue increased $123,000 (3%) for the three months ended March 31, 2001 due primarily to the addition of new stop loss insurance clients.

   Cost of services increased $13,235,000 (22%) for the three months ended March 31, 2002 from the comparable period of 2001 due primarily to the inclusion of CCN costs for the quarter. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 43% from 44% in the comparable period last year. More importantly, cost of services decreased approximately $2 million from the fourth quarter of 2001 due to the synergies associated with combining various CCN and First Health operations.

   Selling and marketing costs for the three months ended March 31, 2002 increased $4,134,000 (32%) from the comparable period of 2001 principally as a result of the addition of CCN costs. To a lesser extent, the increase is due to increased expenditures for the Company's focused national marketing campaign which began in the first quarter of 2000 and to the addition of new sales personnel. These expenses were comparable to the fourth quarter of 2001.

   General and administrative costs for the three months ended March 31, 2002 increased $3,023,000 (36%) from the comparable period of 2001. This increase is due primarily to the inclusion of CCN costs for the quarter. However, the expenses decreased slightly from the fourth quarter of 2001 as a result of the synergies of combining CCN and First Health activities.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $78,000 (2%) for the three months ended March 31, 2002 from the comparable period of 2001. This increase is due primarily to new client activity. The loss ratio (losses as a percent of premiums) was 94% for the three months ended March 31, 2002 compared to 95% for the comparable period of 2001. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO business and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $2,370,000 (22%) for the three months ended March 31, 2002 from the comparable period of 2001 due primarily to increased infrastructure investments made over the course of the past few years as well as various software applications which came on-line during 2001. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Interest income for the three months ended March 31, 2002 decreased $223,000 (12%) from the same period in 2001 due primarily to the aggressive debt repayments the Company has made with its available cash as well as the overall reduction in interest rates earned on marketable securities.

   Interest expense decreased $1,155,000 (47%) from the comparable period of 2001 as the interest rate on the Company's outstanding debt has decreased from more than 7% during the first quarter of 2001 to less than 3% during the first quarter of 2002. The Company had $140 million of debt outstanding as of March 31, 2002.

   Net income for the three months ended March 31, 2002 increased $6,614,000 (27%) from the comparable period of 2001. This increase is due primarily to the increase in PPO revenue as well as the synergies achieved in combining CCN and First Health and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three months ended March 31, 2002 increased 25% to $.30 per share from the comparable period of 2001. For the three months ended March 31, 2002, diluted common shares outstanding increased 3% from the comparable period of 2001.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $26,893,000 in working capital at March 31, 2002 compared with negative working capital of $159,130,000 at December 31, 2001. All of the Company's outstanding debt at December 31, 2001 was classified as a current liability as the Company's credit facility was due to expire on June 30, 2002. On April 23, 2002, management obtained a new credit facility which extends the maturity of the debt to 2007; consequently, the outstanding debt is now classified as long-term. Through the first three months of the year, operating activities provided $62,793,000 of cash. Investment activities used $8,430,000 of cash representing purchases of fixed assets of $7,317,000 and a net change in assets held for sale of $1,606,000 partially offset by $493,000 in net sales of investments. Financing activities used $51,223,000 of cash representing $57,500,000 in repayment of long-term debt partially offset by $6,277,000 in proceeds from issuance of common stock.

   The Company had a revolving line of credit in the amount of $350 million which was due to expire on June 30, 2002. On April 23, 2002, the Company obtained a new $400 million revolving line of credit that replaced the previous credit facility. The new facility has a five-year term and provides for interest at a Euro Dollar rate (which approximates LIBOR) plus a variable margin and a facility fee that fluctuate based on the Company's debt rating. As of March 31, 2002, $140 million was outstanding under the previous facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.


 New Accounting Pronouncements
 -----------------------------
   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Company adopted effective January 1, 2002.
 SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

   In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $171 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $256 million in net goodwill was amortized during the three months ended March 31, 2002. The Company recorded goodwill amortization expense of $0.9 million during the three months ended March 31, 2001. The Company is currently assessing the transitional goodwill impairment provisions of SFAS 142, but anticipates that adoption of these provisions will not have a material impact on the Company's financial position and results of operations.

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this pronouncement did not have a material impact on the financial position and results of operations of the Company.


 Legal Proceedings
 -----------------
   The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company's wholly owned subsidiary, First Health Services Corporation ("Services") continues to be subject to an investigation by the District of Columbia Office of Inspector General ("OIG"). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for more than 20 years. The OIG report included allegations that from 1993 to 1996, Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company does not believe that the outcome of the claim or the investigation will have a material adverse effect on the Company's business or financial position.


 Item 3.   Quantitative  and Qualitative  Disclosures About Market Risk
           ------------------------------------------------------------

      The Company's market risk exposure at March 31, 2002 is consistent with the types of market risk and amount of exposure presented in its 2001 Annual Report on Form 10-K.
 PART II


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

      Exhibits:

           (a) Exhibit 10.130 - Credit Agreement among the Company as borrower; Bank of America, N.A. as administrative agent; certain subsidiaries of the Company as guarantors; and other financial institutions party thereto as lenders.

           (b) Exhibit 11 - Computation of Basic Earnings Per Common Share

           (c) Exhibit 11 - Computation of Diluted Earnings Per Common Share



      Reports on Form 8-K:

           None

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    First Health Group Corp.




 Dated:    May 13, 2002             /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer


 Dated:    May 13, 2002             /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)