Form 10-Q
period 2002-06-30
FIRST HEALTH GROUP CORP
filed 2002-08-13
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002
                                     OR
        { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on August 7, 2002, was 101,299,204.

             First Health Group Corp. and Subsidiaries

                               INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1.  Financial Statements

       Consolidated Balance Sheets - Assets at June 30, 2002
         and December 31, 2001 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at June 30, 2002 and December 31, 2001 ...........     4

       Consolidated Statements of Operations for the three months
         ended June 30, 2002 and 2001 ............................     5

       Consolidated Statements of Operations for the six months
         ended June 30, 2002 and 2001 ............................     6

       Consolidated Statements of Comprehensive Income for the
         three and six months ended June 30, 2002 and 2001 .......     7

       Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 ............................    8-9

       Notes to Consolidated Financial Statements ................   10-15

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............   16-22

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ....................................    23

 Part II.  Other Information

       Item 4.  Submission of Matters to a Vote of
                  Security Holders ...............................    24

       Item 6.  Exhibits and Reports on Form 8-K .................    24

 Signatures.......................................................    25

 PART 1.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                       June 30, 2002 December 31, 2001
                                                ----------      ----------
  Current Assets:
   Cash and cash equivalents ............      $    31,611     $    14,001
   Short-term investments ...............            2,130           2,381
   Accounts receivable, less allowances
      for doubtful accounts of $16,220
      and $ 14,327 respectively..........           75,689          78,793
   Deferred income taxes ................           27,540          27,429
   Other current assets .................           15,996          20,757
   Assets held for sale .................               --           6,958
                                                 ---------       ---------
   Total current assets .................          152,966         150,319

 Long-Term Investments:

   Marketable securities ................           67,943          65,766
   Other ................................           56,081          55,205
                                                 ---------       ---------
                                                   124,024         120,971
                                                 ---------       ---------
 Property and Equipment:
   Land, buildings and improvements .....           94,247          87,468
   Computer equipment and software ......          193,480         180,152
   Office furniture and equipment .......           24,449          20,282
                                                 ---------       ---------
                                                   312,176         287,902
   Less accumulated depreciation and
      amortization.......................         (127,832)       (105,393)
                                                 ---------       ---------
   Net property and equipment ...........          184,344         182,509
                                                 ---------       ---------
 Goodwill, less accumulated amortization
   of $ 17,341 and $ 17,341, respectively          280,105         255,855

 Intangible assets, less accumulated
   amortization of $ 2,447 and $ 955,
   respectively .........................           47,025          42,859
 Reinsurance recoverable.................           25,277          26,140
 Other Assets............................            4,795           2,081
                                                 ---------       ---------
                                                $  818,536      $  780,734
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 2002 December 31, 2001
                                                 ---------       ---------
 Current Liabilities:

   Accounts payable .....................       $   43,225       $  33,257
   Accrued expenses .....................           65,102          66,384
   Current maturities of long-term debt..               --         197,500
   Claims reserves ......................           13,745          12,308
   Income taxes payable .................           13,574              --
                                                 ---------       ---------
   Total current liabilities ............          135,646         309,449


 Long-Term Debt..........................          130,000              --
 Claims Reserves - Non-Current...........           25,277          26,140
 Deferred Taxes..........................           84,579          84,828
 Other Non-Current Liabilities...........           21,191          21,018
                                                 ---------       ---------
   Total liabilities ....................          396,693         441,435
                                                 ---------       ---------
 Commitments and Contingencies...........               --              --

 Stockholders' Equity:

   Common stock .........................            1,334           1,313
   Additional paid-in capital ...........          289,768         255,489
   Retained earnings ....................          449,807         386,309
   Stock option loan receivable .........           (1,688)         (1,776)
   Accumulated comprehensive gain (loss).             (302)            161
   Treasury stock, at cost ..............         (317,076)       (302,197)
                                                 ---------       ---------
   Total stockholders' equity ...........          421,843         339,299
                                                 ---------       ---------
                                                $  818,536      $  780,734
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002            2001
                                                 ---------       ---------
 Revenues............................           $  175,923      $  138,949
                                                 ---------       ---------
 Operating expenses:

   Cost of services .................               75,077          60,438
   Selling and marketing ............               17,755          13,233
   General and administrative .......               11,956           8,622
   Healthcare benefits ..............                3,903           3,396
   Depreciation and amortization ....               13,356          11,285
                                                 ---------       ---------
                                                   122,047          96,974
                                                 ---------       ---------
 Income from operations..............               53,876          41,975

 Other (income) expense:

   Interest expense .................                1,503           1,119
   Interest income ..................               (1,544)         (1,714)
                                                 ---------       ---------
 Income before income taxes..........               53,917          42,570

 Income taxes........................              (21,433)        (17,241)
                                                 ---------       ---------
 Net income                                     $   32,484      $   25,329
                                                 =========       =========
 Weighted average shares outstanding - basic       101,217          97,765
                                                 =========       =========
 Net income per common share - basic.           $      .32      $      .26
                                                 =========       =========
 Weighted average shares outstanding - diluted     104,735         102,396
                                                 =========       =========
 Net income per common share - diluted          $      .31      $      .25
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2002            2001
                                                 ---------       ---------

 Revenues............................           $  345,284      $  275,933
                                                 ---------       ---------
 Operating expenses:

   Cost of services .................              148,049         120,175
   Selling and marketing ............               34,833          26,177
   General and administrative .......               23,349          16,992
   Healthcare benefits ..............                7,684           7,099
   Depreciation and amortization ....               26,328          21,887
                                                 ---------       ---------
                                                   240,243         192,330
                                                 ---------       ---------
 Income from operations..............              105,041          83,603

 Other (income) expense:

   Interest expense .................                2,819           3,590
   Interest income ..................               (3,172)         (3,565)
                                                 ---------       ---------
 Income before income taxes..........              105,394          83,578

 Income taxes........................              (41,896)        (33,849)
                                                 ---------       ---------
 Net income..........................           $   63,498      $   49,729
                                                 =========       =========

 Weighted average shares outstanding - basic       100,759          97,270
                                                 =========       =========
 Net income per common share - basic            $      .63      $      .51
                                                 =========       =========
 Weighted average shares outstanding - diluted     104,584         102,034
                                                 =========       =========
 Net income per common share - diluted          $      .61      $      .49
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002            2001
                                                 ---------       ---------
 Net income..................................   $   32,484      $   25,329
                                                 ---------       ---------
 Unrealized gains (losses) on securities,
   before tax................................         (179)            79
 Income tax (expense) benefit related to
   items of other comprehensive income.......           66            (45)
                                                 ---------       ---------
 Other comprehensive income (loss)...........         (113)            34
                                                 ---------       ---------
 Comprehensive income........................   $   32,371        $25,363
                                                 =========       =========



                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2002            2001
                                                 ---------       ---------
 Net income..................................   $   63,498      $   49,729
                                                 ---------       ---------
 Unrealized gains (losses) on securities,
   before tax................................         (712)          1,673
 Income tax (expense) benefit related to
   items of other comprehensive income.......          249            (630)
                                                 ---------       ---------
 Other comprehensive income (loss)...........         (463)          1,043
                                                 ---------       ---------
 Comprehensive income........................   $   63,035      $   50,772
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2002            2001
                                                 ---------       ---------
 Cash flows from operating activities:
   Cash received from customers ............    $  350,126      $  265,706
   Cash paid to suppliers and employees ....      (202,665)       (163,697)
   Healthcare benefits paid ................        (7,418)         (8,545)
   Interest income received ................         1,684           2,613
   Interest expense paid ...................        (2,500)         (3,848)
   Income taxes paid, net ..................        (7,439)        (15,976)
                                                 ---------       ---------
   Net cash provided by operating activities       131,788          76,253
                                                 ---------       ---------
 Cash flows from investing activities:
   Purchases of investments ................       (30,355)        (22,711)
   Sales of investments ....................        27,096          12,211
   Acquisition, net of cash acquired .......       (24,227)             --
   Assets held for sale ....................           923              --
   Purchase of property and equipment ......       (27,001)        (37,107)
                                                 ---------       ---------
   Net cash used in investing activities ...       (53,564)        (47,607)
                                                 ---------       ---------
 Cash flows from financing activities:
   Purchase of treasury stock ..............       (14,813)             --
   Issuances of long-term debt .............       150,000              --
   Repayment of long-term debt .............      (217,500)        (65,000)
   Stock option loans to employees .........        (2,272)         (1,500)
   Stock option loan repayments ............         2,360             756
   Proceeds from issuance of common stock ..        21,436          25,649
   Sales of put options on common stock ....           375              --
                                                 ---------       ---------
   Net cash used in financing activities ...       (60,414)        (40,095)
                                                 ---------       ---------
 Net increase (decrease) in cash and
   cash equivalents.........................        17,810         (11,449)

 Cash and cash equivalents,
   beginning of period......................        14,001          23,538
                                                 ---------       ---------
 Cash and cash equivalents, end of period...    $   31,811      $   12,089
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                 Six Months Ended June 30,
                                                 --------------------------
                                                   2002            2001
                                                 ---------       ---------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income..................................    $  63,498        $ 49,729
                                                 ---------       ---------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities Net of Effects of Acquisition:

     Depreciation and amortization ..........       26,328          21,887
     Change in provision for uncollectible
       receivables ..........................        1,893               2
     Tax benefit from stock options exercised       12,423          10,935
     Deferred income taxes ..................         (111)          5,649
     Other, net .............................          503          (1,024)

     Changes in Assets and Liabilities:
     Accounts receivable ....................        1,790         (11,320)
     Other current assets ...................        4,788           2,436
     Reinsurance recoverable ................          863           1,023
     Accounts payable and accrued expenses...        8,206          (1,903)
     Claims reserves ........................          574          (1,155)
     Income taxes payable ...................       13,574              --
     Non-current assets and liabilities .....       (2,541)             (6)
                                                 ---------       ---------
   Total adjustments ........................       68,290          26,524
                                                 ---------       ---------
   Net cash provided by operating activities    $  131,788      $   76,253
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

 2. On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN
     Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The allocation of the purchase price is subject to completion of the Company's restructuring and integration plan. Changes to the preliminary purchase price allocation resulting from the finalization of these items may be material. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

     (in thousands)
     Purchase price                                     $195,000
     Working capital adjustment                            3,514
     Transaction costs                                     2,000
                                                         -------
     Total estimated purchase price                     $200,514
                                                         -------

     Purchase price has been allocated as follows:
     Fair value of assets acquired                      $ 33,611
     Assets held for sale                                  9,965
     Goodwill                                            177,350
     Intangible assets acquired                           43,814
     Liabilities assumed                                 (23,113)
     Liability for restructuring and integration costs   (41,113)
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

                                               Accrual     2002      Accrual
     (in thousands)                  Total     Balance   Balance     Amount
     --------------                 Charges    1/01/02   Incurred    6/30/02
                                    -------    -------   --------    -------
     Severance and related          $13,712    $ 6,031   $(2,766)    $ 3,265
     benefits
     Facilities integration          10,370      9,528      (693)      8,835
     Contract losses                 10,000      9,750      (267)      9,483
     Other reserves                   7,031      7,028       (21)      7,007
                                    -------    -------   --------    -------
     Total                          $41,113    $32,337   $(3,747)    $28,590
                                    =======    =======   ========    =======

     The restructuring plan includes the reduction of employees from various offices within the United States. The Company expects to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. There were approximately 700 such employees as of June 30, 2002. During the first six months of 2002, approximately $2.8 million was charged to the purchase reserve for severance and related employee benefits with $1.6 million of such costs charged during the second quarter.

     Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. Approximately $0.7 million of costs for facilities integration was charged to the purchase reserve in the first six months of 2002 with $0.4 million charged during the second quarter.

     Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as part of the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. Approximately $0.3 million of costs under this contract was charged to the purchase reserve during the six months ended June 30, 2002 with $0.1 million charged during the second quarter.

     Other reserves represent various operational and tax liabilities the Company expects to incur to fully integrate the Company's operations. Approximately $21,000 was charged to the purchase reserve in the six months ended June 30, 2002, none in the second quarter.

     The Company reviewed the various businesses comprising the CCN Companies and determined to hold the PW and the Resource Opportunity, Inc. ("ROI") businesses of CCN for sale. The sale of ROI was completed on December 28, 2001 for a sale price of $9 million. The sale of PW was completed on June 28, 2002 for a sale price of $4.1 million. The Company adjusted the goodwill on the CCN acquisition from $171.3 million to $177.3 million as a result of the completion of these sales.

     The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of 2001 adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of intangible assets over estimated useful lives of 15 or 20 years, as appropriate, and the recording of interest expense on borrowings to finance the acquisition; (ii) the reduction of depreciation expense due to the write-down to fair value of fixed assets, the reduction of amortization expense related to the CCN Companies' preexisting goodwill at the date of acquisition and the elimination of compensation and benefit expenses for certain executives of the CCN Companies who were terminated at or immediately subsequent to the acquisition and will not be replaced; and
     (iii) the removal of revenues and related cost of services and expenses for acquired businesses that are held for sale.

                                             Three Months     Six Months
                                             Ended June 30,  Ended June 30,
                                                 2001            2001
      (In thousands except per share data)   --------------  --------------

      Pro forma:
        Revenue                                 $163,834        $325,703
        Net income                                24,892          49,394
        Net income per common share - basic          .25             .51
        Net income per common share - diluted        .24             .48

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 2001, nor do they purport to represent results of future operations of the merged companies.

     On May 1, 2002, the Company completed the acquisition of HealthCare Value Management ("HCVM") for an initial purchase price of $24 million. The Company may pay an additional $16 million over the next three years based upon certain HCVM performance measures. HCVM is a small New England based PPO company, headquartered in suburban Boston. The acquisition was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141. The acquisition was financed from borrowings under the Company's existing line of credit. The results of operations and assets acquired are immaterial to the consolidated financial statements of the Company. Consequently, no pro forma financial results are included herein.

 3. On April 23, 2002, the Company obtained a $400 million revolving credit facility to replace its previous $350 million credit facility that was due to expire on June 30, 2002. This new credit facility has a five-year term and provides for interest at a Euro dollar rate (which approximates LIBOR) plus a variable margin which fluctuates based on the Company's debt rating. The facility also has a corresponding fee calculated at a variable rate of the available facility balance depending on the debt rating of the Company. The interest rate at June 30, 2002 was approximately 5% per annum. No principal payments are due on this facility until its maturity.

 4. The Company's investments in marketable securities which are classified as available for sale had a net unrealized loss in market value of $463,000, net of deferred income taxes, for the six month period ended June 30, 2002. The net unrealized loss as of June 30, 2002, included as a component of stockholders' equity, was $302,000, net of deferred income taxes. The Company has six separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of June 30, 2002 and December 31,
     2001 was $47.9 million and $47.1 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $1.5 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively, and is included in interest income. Approximately 90 percent of this partnership is owned by parties related to a former member of the Company's Board of Directors. All transactions are made on an arms-length basis at equal terms between all limited partners.

 5. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current authorization. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the quarter ended June 30, 2002 the Company repurchased 525,000 shares on the open market for approximately $14.8 million. As of June 30, 2002, approximately 4.7 million shares remain available for repurchase under the Company's current repurchase authorization. In connection with this stock repurchase plan, during the quarter ended June 30, 2002, the Company sold put options which obligated the Company, at the election of the option holders, to repurchase up to 500,000 shares of common stock at a price of $26.45. No such put options were outstanding as of June 30, 2001.

 6. Weighted average shares outstanding increased for diluted earnings per share by 3,518,000 and 3,825,000 and by 4,631,000 and 4,764,000
     respectively, for the three and six months ended June 30, 2002 and 2001 due to the effect of stock options outstanding. Diluted net income per share was .01 and .02 less than basic net income per share for the three and six months ended June 30, 2002 due to the effect of stock options outstanding. Diluted net income per share was .01 and .02 less than basic net income per share for the three and six months ended June 30, 2001 due to the effect of stock options outstanding.

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

     In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $177 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $280 million in net goodwill was amortized during the six months ended June 30, 2002.

     The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented:

                                                Three Months    Six Months
      (in thousands)                               Ended          Ended
                                                  June 30,       June 30,
                                                    2001           2001
                                                  -------        -------
      Net income                                  $25,329        $49,729
      Add back goodwill amortization                  867          1,734
      Tax effect of amortization                     (351)          (702)
                                                  -------        -------
      Adjusted net income                         $25,845        $50,761
                                                  =======        =======
      Adjusted income per common share - Basic    $   .26        $   .52
                                                  =======        =======
      Adjusted income per common share - Diluted  $   .25        $   .50
                                                  =======        =======

     In accordance with the provisions of SFAS 142, the Company completed a transitional goodwill impairment test within six months of the date of adoption. The Company used standard valuation techniques including an analysis of expected business performance and analysis of recent acquisitions within the healthcare industry. There was no impairment in goodwill amounts as a result of this transitional impairment test. The Company will perform an annual impairment during the third quarter of each year or at such earlier time that circumstances warrant an interim valuation.

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

 8. On July 1, 2002, the Company completed its acquisition of the operational and administrative assets from CNA Insurance Company for a purchase price of $20 million. Included in this transaction is the transfer of approximately 1,000 CNA employees and related assets which support the Mail Handlers Benefit Plan (the "Plan") offices in various cities. The acquisition relates to a long-term contract that the Company announced in April 2002 to provide its comprehensive health plan services to the Plan.

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


 First Health Group Corp. and Subsidiaries
 Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
 (Unaudited)


 Forward-Looking Information
 ---------------------------
   This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "could" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses; if the Company is not able to successfully integrate CCN (defined below) and achieve the cost synergies anticipated as a result of the acquisition; or if the Company does not successfully integrate the recently acquired Mail Handlers Benefit Plan administrative assets (discussed below); the Company may not achieve its anticipated 2002 financial results.

 Recent Developments
 -------------------
    Mail Handlers Benefit Plan
    --------------------------
   On April 16, 2002, the Company entered into a long-term contract with the National Postal Mail Handlers Union, the sponsor of the Mail Handlers Benefit Plan (the "Plan"), whereby the Company will provide its comprehensive health plan services to the Plan. The Plan has nearly 400,000 federal employees and annuitants representing approximately one million members nationwide, and is one of the nation's largest health plans. This new contract builds on an existing agreement which the Company has to provide the First Health NetworkR to the Plan's members. The new contract is valued at over $1.3 billion in service revenue over the initial five-year term.

   On July 1, 2002, the Company completed the acquisition of the operational and administrative assets used to provide the various services required by this new contract (see Note 8) for a purchase price of $20 million. The transaction includes the transfer of approximately 1,000 CNA employees and related assets which support the Plan in various offices throughout the United States. These employees will assume the same function for First Health providing the Company with an experienced team of personnel already accustomed to administering the one-million-member plan. The Company believes this acquisition will significantly reduce the need for typical implementation efforts related to the new contract.

    CCN Acquisition
    ---------------
   On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's previous line of credit. The Company reviewed the various businesses comprising the CCN Companies and determined to hold the PW and the Resource Opportunity, Inc. ("ROI") businesses of CCN for sale. The Company completed the sale of ROI on December 28, 2001 for a sale price of $9 million. The sale of PW was completed on June 28, 2002 for a sale price of $4.1 million.

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

                                               Accrual     2002      Accrual
  (in thousands)                     Total     Balance    Amount     Balance
  --------------                    Charges    1/01/02   Incurred    6/30/02
                                    -------    -------   --------    -------
  Severance and related benefits    $13,712    $ 6,031   $ (2,766)   $ 3,265
  Facilities integration             10,370      9,528       (693)     8,835
  Contract losses                    10,000      9,750       (267)     9,483
  Other reserves                      7,031      7,028        (21)     7,007
                                    -------    -------   --------    -------
  Total                             $41,113    $32,337   $ (3,747)   $28,590
                                    =======    =======   ========    =======

   The restructuring plan includes the reduction of employees from various offices within the United States. The Company expects to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. There were approximately 680 such employees as of June 30, 2002. During the first six months of 2002, approximately $2.8 million was charged to the purchase reserve for severance and related employee benefits with $1.6 million of such costs charged during the second quarter.

   Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. Approximately $0.7 million of costs for facilities integration was charged to the purchase reserve in the first six months of 2002 with $0.4 million charged during the second quarter.

   Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as a part of the acquisition of CCN. The Company estimates as many as 250,000 covered persons may seek such screening services and the Company will incur a significant administrative burden in completing claims to the satisfaction of the contractual terms. Approximately $0.3 million of costs under this contract was charged to the purchase reserve during the six months ended June 30, 2002 with $0.1 million charged during the second quarter.

   Other  reserves represent  various  operational  and tax  liabilities  the
 Company has incurred to fully integrate the Company's operations. Approximately $21,000 was charged to the reserve in the six months ended June 30, 2002, none during the second quarter.

    HCVM Acquisition
    ----------------
   On May 1, 2002, the Company completed the acquisition of HealthCare Value Management ("HCVM") for an initial purchase price of $24 million. The Company may pay an additional $16 million over the next three years if HCVM meets certain performance measures. HCVM is a small New England based PPO company, headquartered in suburban Boston. The acquisition was financed from borrowings under the Company's existing line of credit.

 Results of Operations
 ---------------------
   The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage of savings basis (PPO) or on a predetermined contractual basis (claims administration, fee schedule, pharmacy benefit management and clinical management services). As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

   The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 2002 and 2001, respectively:

   Sources of Revenue
                                                ($ in thousands)
                                           Three Months Ended June 30,
                                           ---------------------------
                                           2002     %      2001      %
                                          -------  ---    -------   ---
      Sources of Revenue:
        PPO Services                     $110,078   63%  $ 78,104    56%
        Claims Administration              44,491   25     42,529    31
        Fee Schedule Services              10,583    6      7,759     5
        Clinical Management Services        6,961    4      6,824     5
        Premiums, Net                       3,810    2      3,733     3
                                          -------  ---    -------   ---
      Total Revenue                      $175,923  100%  $138,949   100%
                                          =======  ===    =======   ===


                                                ($ in thousands)
                                            Six Months Ended June 30,
                                           ---------------------------
                                           2002     %      2001      %
                                          -------  ---    -------   ---
      Sources of Revenue:
        PPO Services                     $214,999   62%  $153,815    56%
        Claims Administration              88,311   26     84,074    30
        Fee Schedule Services              20,614    6     16,513     6
        Clinical Management Services       13,540    4     13,911     5
        Premiums, Net                       7,820    2      7,620     3
                                          -------  ---    -------   ---
      Total Revenue                      $345,284  100%  $275,933   100%
                                          =======  ===    =======   ===

   Revenue for the three and six months ended June 30, 2002 increased $36,974,000 (27%) and $69,351,000 (25%), respectively, from the same periods of 2001 due to strong PPO revenue which increased 41% from the second quarter of 2001. The increase in PPO revenue for the three and six months ended June 30, was due to new client activity, existing clients utilizing more PPO services, the overall increase in PPO providers and the addition of CCN and HCVM revenue. Claims administration revenue increased $1,962,000 (5%) and $4,237,000 (5%) from the same periods last year due primarily to new business particularly in the commercial sector. Revenue from fee schedule services increased $2,824,000 (36%) and $4,101,000 (25%) from the comparable periods in 2001 due primarily to the inclusion of CCN business. Revenue from clinical cost management services increased $137,000 (2%) for the three months ended June 30, 2002 and decreased $371,000 (3%) for the six months ended June 30, 2002 from the comparable periods in 2001. The overall decrease is due principally to the termination of certain healthcare management contracts with various state Medicaid programs. Premium revenue increased $77,000 (2%) and $200,000 (3%) for the three and six months ended June 30, 2002 due primarily to the addition of new stop loss insurance clients.

   Cost of  services increased  $14,639,000 (24%)  and $27,874,000 (23%)  for the three and six months ended June 30, 2002 from the comparable periods of 2001 due primarily to the inclusion of CCN and HCVM costs. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services decreased to 42.7% and 42.9% for the three and six months ended June 30, 2002, respectively, from 43.5% and 43.6% in the comparable periods last year. More importantly, cost of services remained consistent with the fourth quarter of 2001 due to the synergies associated with combining various CCN and First Health operations.

   Selling and marketing costs for the three and six months ended June 30, 2002 increased $4,522,000 (34%) and $8,656,000 (33%) from the comparable periods of 2001 also as a result of the addition of CCN costs. To a lesser extent, the increase is due to increased expenditures for the Company's focused national marketing campaign which began in the first quarter of 2000 and to the addition of new sales personnel.

   General and administrative costs for the three and six months ended June 30, 2002 increased $3,334,000 (39%) and $6,357,000 (37%) from the comparable periods of 2001 due primarily to the inclusion of CCN costs. These expenses remain consistent with the fourth quarter of 2001 as a result of synergies achieved by combining CCN and First Health operations.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $507,000 (15%) and $585,000 (8%) for the three and six months ended June 30, 2002 from the comparable periods of 2001. This increase was due primarily to new client activity. The loss ratio (healthcare benefits as a percent of premiums) was 102% and 98% for the three and six months ended June 30, 2002 compared to 91% and 93% for the comparable periods of 2001. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO business and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $2,071,000 (18%) and $4,441,000 (20%) for the three and six months ended June 30, 2002 from the comparable periods of 2001 due primarily to increased infrastructure investments made over the course of the past few years as well as various software applications which came on-line during 2001 and 2002. The increase was partially offset by the reduction in goodwill amortization of $867,000 and $1,734,000 for the three and six months ended June 30, 2002 (See Note
 7). Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Interest income for the three and six months ended June 30, 2002 decreased $170,000 (10%) and $393,000 (11%), respectively, from the comparable periods of 2001 due primarily to the aggressive debt repayments the Company has made with its available cash as well as the overall reduction in interest rates earned on marketable securities.

   Interest expense for the three and six months ended June 30, 2002, increased $384,000 (34%) and decreased $771,000 (21%) from the comparable periods of 2001. The fluctuations in interest expense are primarily due to changes in the interest rate on the Company's credit facility. The interest rate at June 30, 2002 was approximately 5% per annum and the Company had $130 million of debt outstanding.

   Net income for the three and six months ended June 30, 2002, increased $7,155,000 (28%) and $13,769,000 (28%) from the comparable periods of 2001.
 This increase is due primarily to the increase in PPO revenue as well as the synergies achieved in combining CCN and First Health and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three and six months ended June 30, 2002 increased 24% to $.31 per share and 24% to .61 per share from the comparable periods of 2001. The increase in net income per common share was favorably impacted by the repurchase of 525,000 shares of Company common stock during the second quarter of 2002. The increase was also favorably impacted by the adoption of SFAS No. 142 (See Note 7 and "New Accounting Pronouncements"). For the three months and six months ended June 30, 2002, diluted common shares outstanding increased 2% from the comparable periods of 2001.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $17,320,000 in working capital at June 30, 2002 compared with negative working capital of $159,130,000 at December 31, 2001. All of the Company's outstanding debt at December 31, 2001 was classified as a current liability as the Company's credit facility was due to expire on June 30, 2002. On April 23, 2002, management obtained a new credit facility which matures in 2007; consequently, the outstanding debt is now classified as long-term. Through the first six months of the year, operating activities provided $131,788,000 of cash. Investment activities used $53,564,000 of cash representing purchases of fixed assets of $27,001,000, the acquisition of HCVM for $24,227,000 and net purchases of investments of $3,259,000 partially offset by $923,000 in changes in assets held for sale. Financing activities used $60,414,000 of cash representing $67,500,000 in repayment of long-term debt (net of $150,000,000 in debt issuance), $14,813,000 in purchases of Company common stock partially offset by $21,436,000 in proceeds from issuance of common stock, $375,000 in proceeds from the sale of put options and $88,000 in stock option loan repayments (net of $2,272,000 in stock option loans granted).

   The Company had a revolving line of credit in the amount of $350 million which was due to expire on June 30, 2002. On April 23, 2002, the Company obtained a new $400 million revolving line of credit that replaced the previous credit facility. The new facility has a five-year term and provides for interest at a Euro dollar rate (which approximates LIBOR) plus a variable margin and a facility fee that fluctuate based on the Company's debt rating. As of June 30, 2002, $130 million was outstanding under the new facility.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 New Accounting Pronouncements
 -----------------------------
   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, ("SFAS No. 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133.

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

   In accordance with these pronouncements, the Company accounted for the acquisition of CCN as a purchase and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from this acquisition of approximately $177 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $280 million in net goodwill was amortized during the six months ended June 30, 2002. The Company recorded goodwill amortization expense of approximately $0.9 million and $1.7 million, respectively, during the three and six months ended June 30, 2001.

   In accordance with the provisions of SFAS 142, the Company completed a transitional goodwill impairment test within six months of the date of adoption. The Company used standard valuation techniques including an analysis of expected business performance and analysis of recent acquisitions within the healthcare industry. There was no impairment in goodwill amounts as a result of this transitional impairment test. The Company will perform an annual impairment during the third quarter of each year or at such earlier time that circumstances warrant an interim valuation.

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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure at June 30, 2002 is consistent with the types of market risk and amount of exposure presented in its 2001 Annual Report on Form 10-K.
 PART II


 Item 4.   Submission of Matters to a Vote of Security Holders

 At the annual meeting  of stockholders of the  Company on May 15,  2002, all
 directors of the  Company who  stood for  reelection were  re-elected.   The
 number of votes cast for and withheld for each director were as follows:

                                   For         Withheld
                               ----------      ---------
   Michael J. Boskin           91,441,076      2,366,606
   Daniel S. Brunner           91,936,325      1,871,357
   Raul Cesan                  92,482,680      1,325,002
   Robert S. Colman            92,487,930      1,319,752
   Ronald H. Galowich          91,015,254      2,792,428
   Harold S. Handelsman        91,320,918      2,486,764
   Don Logan                   92,485,151      1,322,531
   William Mayer               92,488,240      1,319,442
   David E. Simon              87,519,392      6,288,290
   James C. Smith              77,072,545     16,735,137
   Edward L. Wristen           91,932,667      1,875,015

 A proposal to approve an amendment to the Company's restated certificate of incorporation to increase the number of authorized shares of common stock from 155,000,000 shares to 400,000,000 shares was approved with 81,817,429 shares cast for, 11,180,033 shares against and 810,220 shares abstaining.


 Item 6.   Exhibits and Reports on Form 8-K

      Exhibits:

           (a)  Exhibit 11 - Computation of Basic Earnings Per Common Share

           (b)  Exhibit 11 - Computation of Diluted Earnings Per Common Share

           (c)  Exhibit 99.1 -  Certification Pursuant to 18 U.S.C. Section
                                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Edward L. Wristen

           (d)  Exhibit 99.2 -  Certification Pursuant to 18 U.S.C. Section
                                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joseph E. Whitters


      Reports on Form 8-K:

           None

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     First Health Group Corp.




      Dated:  August 13, 2002       /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated:  August 13, 2002       /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and Chief
                                    Financial Officer (Principal
                                    Financial Officer)