Form 10-Q/A
period 2002-06-30
FIRST HEALTH GROUP CORP
filed 2002-08-15
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

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

   Explanatory Note
   ----------------
   First Health Group Corp. is filing this Quarterly Report on Form 10-Q/A in order (i) to correct an immaterial, computational error contained in its presentation of cash flows from operating activities for the six months ended June 30, 2002, as contained in its Consolidated Statement of Cash Flows for the six months ended June 30, 2002, which results in a decrease by $200,000 (from $131,788,000 to $131,588,000) of the amount presented in the subtotal "net cash provided by operating activities" for the six months ended June 30, 2002, and (ii) to correct the corresponding sentence contained in "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations to decrease by $200,000 (from $131,788,000 to $131,588,000) the amount of net cash provided by operating activities for the six months ended June 30, 2002.

   This amendment has no effect on net income, total assets, total liabilities or total equity as previously reported. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 1 and 2 of Form 10-Q as revised is included in this filing.

 PART 1.  Financial Information

 Item 1.  Financial Statements

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
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2002            2001
                                                 ---------       ---------
 Cash flows from operating activities:
   Cash received from customers ............    $  350,126      $  265,706
   Cash paid to suppliers and employees ....      (202,865)       (163,697)
   Healthcare benefits paid ................        (7,418)         (8,545)
   Interest income received ................         1,684           2,613
   Interest expense paid ...................        (2,500)         (3,848)
   Income taxes paid, net ..................        (7,439)        (15,976)
                                                 ---------       ---------
   Net cash provided by operating activities       131,588          76,253
                                                 ---------       ---------
 Cash flows from investing activities:
   Purchases of investments ................       (30,355)        (22,711)
   Sales of investments ....................        27,096          12,211
   Acquisition, net of cash acquired .......       (24,227)             --
   Assets held for sale ....................           923              --
   Purchase of property and equipment ......       (27,001)        (37,107)
                                                 ---------       ---------
   Net cash used in investing activities ...       (53,564)        (47,607)
                                                 ---------       ---------
 Cash flows from financing activities:
   Purchase of treasury stock ..............       (14,813)             --
   Issuances of long-term debt .............       150,000              --
   Repayment of long-term debt .............      (217,500)        (65,000)
   Stock option loans to employees .........        (2,272)         (1,500)
   Stock option loan repayments ............         2,360             756
   Proceeds from issuance of common stock ..        21,436          25,649
   Sales of put options on common stock ....           375              --
                                                 ---------       ---------
   Net cash used in financing activities ...       (60,414)        (40,095)
                                                 ---------       ---------
 Net increase (decrease) in cash and
   cash equivalents.........................        17,610         (11,449)

 Cash and cash equivalents,
   beginning of period......................        14,001          23,538
                                                 ---------       ---------
 Cash and cash equivalents, end of period...    $   31,611      $   12,089
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------
                                                 Six Months Ended June 30,
                                                 --------------------------
                                                   2002            2001
                                                 ---------       ---------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income..................................    $  63,498        $ 49,729
                                                 ---------       ---------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities Net of Effects of Acquisition:

     Depreciation and amortization ..........       26,328          21,887
     Change in provision for uncollectible
       receivables ..........................        1,893               2
     Tax benefit from stock options exercised       12,423          10,935
     Deferred income taxes ..................         (111)          5,649
     Other, net .............................          303          (1,024)

     Changes in Assets and Liabilities:
     Accounts receivable ....................        1,790         (11,320)
     Other current assets ...................        4,788           2,436
     Reinsurance recoverable ................          863           1,023
     Accounts payable and accrued expenses...        8,206          (1,903)
     Claims reserves ........................          574          (1,155)
     Income taxes payable ...................       13,574              --
     Non-current assets and liabilities .....       (2,541)             (6)
                                                 ---------       ---------
   Total adjustments ........................       68,090          26,524
                                                 ---------       ---------
   Net cash provided by operating activities    $  131,588      $   76,253
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

 Liquidity and Capital Resources
 -------------------------------

   The Company had $17,320,000 in working capital at June 30, 2002 compared with negative working capital of $159,130,000 at December 31, 2001. All of the Company's outstanding debt at December 31, 2001 was classified as a current liability as the Company's credit facility was due to expire on June 30, 2002. On April 23, 2002, management obtained a new credit facility which matures in 2007; consequently, the outstanding debt is now classified as long-term. Through the first six months of the year, operating activities provided $131,588,000 of cash. Investment activities used $53,564,000 of cash representing purchases of fixed assets of $27,001,000, the acquisition of HCVM for $24,227,000 and net purchases of investments of $3,259,000 partially offset by $923,000 in changes in assets held for sale. Financing activities used $60,414,000 of cash representing $67,500,000 in repayment of long-term debt (net of $150,000,000 in debt issuance), $14,813,000 in purchases of Company common stock partially offset by $21,436,000 in proceeds from issuance of common stock, $375,000 in proceeds from the sale of put options and $88,000 in stock option loan repayments (net of $2,272,000 in stock option loans granted).


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


 PART II

 Item 6. Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits:

           (a) Exhibit 11 - Computation of Basic Earnings Per Common Share (Filed with First Health Group Corp.'s Quarterly Report on Form 10-Q filed August 13, 2002)

           (b) Exhibit 11 - Computation of Diluted Earnings Per Common
               Share (Filed with First Health Group Corp.'s Quarterly Report on Form 10-Q filed August 13, 2002)

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

                     First Health Group Corp.




      Dated:  August 15, 2002       /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated:  August 15, 2002       /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and Chief
                                    Financial Officer (Principal
                                    Financial Officer)