Form 10-Q
period 2002-09-30
FIRST HEALTH GROUP CORP
filed 2002-11-13
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2002

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on November 6, 2002, was 101,439,115.

                  First Health Group Corp. and Subsidiaries

                                  INDEX


 Part I.  Financial Information                                   Page Number
                                                                  -----------
       Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets - Assets at September 30, 2002
         and December 31, 2001 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at September 30, 2002 and December 31, 2001 ......     4

       Consolidated Statements of Operations for the three months
         ended September 30, 2002 and 2001 .......................     5

       Consolidated Statements of Operations for the nine months
         ended September 30, 2002 and 2001 .......................     6

       Consolidated Statements of Comprehensive Income for the
         three months ended September 30, 2002 and 2001 ..........     7

       Consolidated Statements of Comprehensive Income for the
         nine months ended September 30, 2002 and 2001 ...........     7

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2001 .......................    8-9

       Notes to Consolidated Financial Statements ................   10-15


       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............   16-23

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ....................................    24

       Item 4.  Controls and Procedures ..........................    24


 Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K .................    25

 Signatures.......................................................    26

 PART I.  Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                       September 30,    December 31,
                                                   2002            2001
                                                ----------      ----------
 Current Assets:

   Cash and cash equivalents ..............    $    21,615     $    14,001
   Short-term investments ........                   1,354           2,381
   Accounts receivable, less allowances for
      doubtful accounts of $14,662
      and $14,327 respectively.............         78,965          78,793
   Deferred income taxes ..................         25,587          27,429
   Other current assets ...................         23,747          27,715
                                                ----------      ----------
   Total current assets ...................        151,268         150,319

 Long-Term Investments:

   Marketable securities ..................         68,955          65,766
   Other ..................................         61,534          55,205
                                                ----------      ----------
                                                   130,489         120,971
                                                ----------      ----------
 Property and Equipment:

   Land, buildings and improvements .......         96,335          87,468
   Computer equipment and software ........        207,548         180,152
   Office furniture and equipment .........         26,627          20,282
                                                ----------      ----------
                                                   330,510         287,902
   Less accumulated depreciation and
      amortization.........................       (140,582)       (105,393)
                                                ----------      ----------
   Net property and equipment .............        189,928         182,509
                                                ----------      ----------

 Goodwill..................................        276,371         255,855

 Intangible assets, less accumulated
   amortization of $3,495 and $955,
   respectively............................         55,132          42,859

 Reinsurance recoverable...................         25,201          26,140

 Other Assets..............................          4,365           2,081
                                                ----------      ----------
                                               $   832,754     $   780,734
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                              September 30,    December 31,
                                                   2002            2001
                                                ----------      ----------
 Current Liabilities:

   Accounts payable ......................     $    41,664     $    33,257
   Accrued expenses ......................          58,425          66,384
   Current maturities of long-term debt...              --         197,500
   Claims reserves .......................          13,432          12,308
   Income taxes payable ..................          29,726              --
                                                ----------      ----------
   Total current liabilities .............         143,247         309,449


 Long-Term Debt...........................         104,000              --
 Claims Reserves - Non-Current............          25,201          26,140
 Deferred Taxes...........................          89,053          84,828
 Other Non-Current Liabilities............          25,697          21,018
                                                ----------      ----------
   Total liabilities .....................         387,198         441,435
                                                ----------      ----------
 Commitments and Contingencies............              --              --

 Stockholders' Equity:

   Common stock ..........................           1,340           1,313
   Additional paid-in capital ............         298,181         255,489
   Retained earnings .....................         483,550         386,309
   Stock option loan receivable ..........          (1,688)         (1,776)
   Accumulated comprehensive gain ........             428             161
   Treasury stock, at cost ...............        (336,255)       (302,197)
                                                ----------      ----------
   Total stockholders' equity ............         445,556         339,299
                                                ----------      ----------
                                               $   832,754     $   780,734
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Revenues.............................         $   204,928     $   152,207
                                                ----------      ----------
 Operating expenses:

   Cost of services ..................              93,481          66,818
   Selling and marketing .............              21,438          15,150
   General and administrative ........              15,805          10,764
   Healthcare benefits ...............               3,883           3,121
   Depreciation and amortization .....              14,821          12,076
                                                ----------      ----------
                                                   149,428         107,929
                                                ----------      ----------

 Income from operations...............              55,500          44,278

 Other (income) expense:

   Interest expense ..................               1,411           1,694
   Interest income ...................              (1,917)         (1,727)
                                                ----------      ----------
 Income before income taxes...........              56,006          44,311

 Income taxes.........................             (22,263)        (17,947)
                                                ----------      ----------
 Net income...........................         $    33,743     $    26,364
                                                ==========      ==========
 Weighted average shares
   outstanding - basic................             101,526          99,280
                                                ==========      ==========
 Net income per common share - basic..         $       .33     $       .27
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............             104,972         103,946
                                                ==========      ==========
 Net income per common share - diluted         $       .32     $       .25
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Revenues.............................         $   550,212     $   428,140
                                                ----------      ----------
 Operating expenses:

   Cost of services ..................             241,522         186,993
   Selling and marketing .............              56,271          41,327
   General and administrative ........              39,162          27,756
   Healthcare benefits ...............              11,567          10,220
   Depreciation and amortization .....              41,149          33,963
                                                ----------      ----------
                                                   389,671         300,259
                                                ----------      ----------

 Income from operations...............             160,541         127,881

 Other (income) expense:

   Interest expense ..................               4,230           5,284
   Interest income ...................              (5,089)         (5,292)
                                                ----------      ----------
 Income before income taxes...........             161,400         127,889

 Income taxes.........................             (64,159)        (51,796)
                                                ----------      ----------
 Net income...........................         $    97,241     $    76,093
                                                ==========      ==========
 Weighted average shares
   outstanding - basic................             100,972          97,908
                                                ==========      ==========
 Net income per common share - basic..         $       .96     $       .78
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............             104,693         102,660
                                                ==========      ==========
 Net income per common share - diluted         $       .93     $       .74
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Net income..................................  $    33,743     $    26,364
                                                ----------      ----------
 Unrealized gains on securities, before tax..        1,129           1,309
 Income tax expense related to items of other
   comprehensive income......................         (399)           (464)
                                                ----------      ----------
 Other comprehensive income..................          730             845
                                                ----------      ----------
 Comprehensive income........................  $    34,473     $    27,209
                                                ==========      ==========




                                              Nine Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Net income..................................  $    97,241     $    76,093
                                                ----------      ----------
 Unrealized gains on securities, before tax..          417           2,982
 Income tax expense related to items of other
   comprehensive income......................         (150)         (1,094)
                                                ----------      ----------
 Other comprehensive income..................          267           1,888
                                                ----------      ----------
 Comprehensive income........................  $    97,508     $    77,981
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Cash flows from operating activities:
   Cash received from customers ............   $   559,453     $   412,557
   Cash paid to suppliers and employees ....      (336,821)       (267,576)
   Healthcare benefits paid ................       (11,244)        (10,952)
   Interest income received ................         2,402           5,494
   Interest expense paid ...................        (3,978)         (5,448)
   Income taxes paid, net ..................       (12,106)        (22,583)
                                                ----------      ----------
   Net cash provided by operating activities       197,706         111,492
                                                ----------      ----------
 Cash flows from investing activities:
   Purchases of investments ................       (62,860)        (35,959)
   Sales of investments ....................        57,103          25,368
   Acquisitions, net of cash acquired ......       (42,959)       (198,645)
   Assets held for sale ....................           923              --
   Purchase of property and equipment ......       (42,768)        (52,225)
                                                ----------      ----------
   Net cash used in investing activities ...       (90,561)       (261,461)
                                                ----------      ----------
 Cash flows from financing activities:
   Purchase of treasury stock ..............       (33,992)             --
   Issuance of long-term debt ..............       185,000         215,000
   Repayment of long-term debt .............      (278,500)       (102,500)
   Stock option loans to employees .........        (2,272)         (1,500)
   Stock option loan repayments ............         2,360             838
   Proceeds from issuance of common stock ..        27,498          32,031
   Sale of put options on common stock .....           375              --
                                                ----------      ----------
   Net cash provided by (used in)
     financing activities ..................       (99,531)        143,869
                                                ----------      ----------
 Net increase (decrease) in cash and
   cash equivalents ........................         7,614          (6,100)
 Cash and cash equivalents,
   beginning of period .....................        14,001          23,538
                                                ----------      ----------
 Cash and cash equivalents, end of period ..   $    21,615     $    17,438
                                                ==========      ==========
 Supplemental cash flow data:
 Acquisition of businesses:
   Fair value of assets acquired,
     net of cash acquired ..................   $    10,693     $    41,893
   Goodwill ................................        24,966         166,865
   Intangible assets .......................        14,813          43,814
   Fair value of liabilities assumed .......        (7,513)        (53,927)
                                                ----------      ----------
   Net cash paid ...........................   $    42,959     $   198,645
                                                ==========      ==========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                                --------------------------
                                                    2002            2001
                                                ----------      ----------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

 Net Income.................................   $    97,241     $    76,093
                                                ----------      ----------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization ..........       41,149          33,963
     Change in provision for uncollectible
       receivables ..........................        3,335            (497)
     Tax benefit from stock options exercised       14,780          13,921
     Deferred income taxes ..................         (113)          2,726
     Other, net .............................       (1,237)         (3,483)

     Changes in Assets and Liabilities:
      (net of effects of acquired businesses)
     Accounts receivable ....................        4,631         (16,995)
     Other current assets ...................       (2,644)          3,383
     Reinsurance recoverable ................          939             895
     Accounts payable and accrued expenses ..        7,386          (9,620)
     Claims reserves ........................          185            (394)
     Income taxes payable ...................       29,659          10,477
     Non-current assets and liabilities .....        2,395           1,023
                                                ----------      ----------
   Total adjustments ........................      100,465          35,399
                                                ----------      ----------
   Net cash provided by operating activities.  $   197,706     $   111,492
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 1. The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2001 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN
     Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to approximately $198 million. The acquisition was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

     (in thousands)
     --------------
     Purchase price                                      $195,000
     Working capital adjustment                             3,514
     Transaction costs                                      2,000
                                                          -------
    Total estimated purchase price                       $200,514
                                                          -------

     Purchase price has been allocated as follows:
     Fair value of assets acquired                       $ 33,797
     Assets held for sale                                   9,965
     Goodwill                                             166,865
     Intangible assets acquired                            43,814
     Liabilities assumed                                  (27,233)
     Liability for restructuring and integration costs    (26,694)
                                                          -------
                                                         $200,514
                                                          -------

     In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses and integrate the business of the acquired companies. During the third quarter of 2002, the Company reduced the reserve by $14.4 million. This reserve reduction is due primarily to revisions in the cost of facilities integration and the expected cost of contract losses as discussed below. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. Components of the purchase reserve are as follows:

                                       Accrual               2002     Accrual
                              Total    Balance              Amount    Balance
     (in thousands)          Charges   1/01/02     Adj.    Incurred   9/30/02
     --------------          -------   -------  ---------  --------   -------
     Severance & benefits    $13,712   $ 6,031  $     --   $(3,931)    $2,100
     Facilities integration   10,370     9,528    (4,685)   (3,493)     1,350
     Contract losses          10,000     9,750    (9,257)     (243)       250
     Other reserves            7,031     7,028      (481)     (297)     6,250
                             -------   -------  ---------  --------   -------
     Total                   $41,113   $32,337  $(14,423)  $(7,964)    $9,950
                             =======   =======  =========  ========   =======

     The restructuring plan includes the reduction of employees from various offices within the United States. The Company expected to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. The Company reached its target during the quarter ended September 30, 2002. During the first nine months of 2002, approximately $3.9 million was charged to the purchase reserve for severance and related employee benefits with $1.2 million of such costs charged during the third quarter.

     Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs have been and will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. During the quarter ended September 30, 2002, the Company reduced the reserve for facilities integration by $4.7 million as the Company has capitalized a substantial amount of integration work as software with future use that was originally included in the purchase reserve. Approximately $3.5 million of costs for facilities integration was charged to the purchase reserve in the first nine months of 2002 with $2.8 million charged during the third quarter.

     Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as part of the acquisition of CCN. The Company estimates as many as 325,000 covered persons may seek such screening services. During the quarter ended September 30, 2002, the Company reduced the reserve for contract losses by $9.3 million. This reduction was due primarily to operational efficiencies the Company has achieved in the completion of these screening services. Approximately $0.2 million of costs under this contract were charged to the purchase reserve during the nine months ended September 30, 2002, none during the third quarter.

     Other reserves represent various operational and tax liabilities the Company expects to incur to fully integrate the Company's operations. During the quarter ended September 30, 2002, the Company reduced other reserves by $0.5 million as the Company has revised several operational liability assumptions associated with the acquisition. Approximately $0.3 was charged to the purchase reserve in the nine months ended September 30, 2002, all in the third quarter.

     At the date of acquisition, the Company reviewed the various businesses comprising the CCN Companies and determined to hold PW and the Resource Opportunity, Inc. ("ROI") business of CCN for sale. The sale of ROI was completed on December 28, 2001 for a gross sales price of $9 million. The sale of PW was completed on June 28, 2002 for a gross sales price of $4.1 million. The Company realized approximately $10 million from these sales after selling expenses and liabilities assumed. The Company increased the goodwill on the CCN acquisition by $6 million as a result of the completion of these sales.

     The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of 2001 adjusted for (i) the effect of recurring charges related to the acquisition, primarily the amortization of intangible assets over estimated useful lives of 15 or 20 years, as appropriate, and the recording of interest expense on borrowings to finance the acquisition; (ii) the reduction of depreciation expense due to the write-down to fair value of fixed assets, the reduction of amortization expense related to the CCN Companies' preexisting goodwill at the date of acquisition and the elimination of compensation and benefit expenses for certain executives of the CCN Companies who were terminated at or immediately subsequent to the acquisition and will not be replaced; and
     (iii) the removal of revenues and related cost of services and expenses for acquired businesses that were held for sale.

                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                                 2001             2001
     (In thousands except per share data)   --------------    --------------

     Pro forma:
       Revenue                                    $164,784        $490,487
       Net income                                   27,071          76,465
       Net income per common share _ basic             .27             .78
       Net income per common share - diluted           .26             .74


     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 2001, nor do they purport to represent results of future operations of the merged companies.

     On May 1, 2002, the Company completed the acquisition of HealthCare Value Management ("HCVM") for an initial purchase price of $24 million. The Company may pay an additional $16 million over the next three years based upon certain HCVM performance measures. HCVM is a small New England based PPO company, headquartered in suburban Boston. The acquisition was accounted for by the purchase method of accounting in accordance with SFAS 141. The acquisition was financed from borrowings under the Company's existing line of credit. The results of operations and assets acquired are immaterial to the consolidated financial statements of the Company. Consequently, no pro forma financial results are included herein.

     On July 1, 2002, the Company acquired operational and administrative assets from CNA Insurance Company for a purchase price of $20 million. Included in this transaction is the transfer of approximately 1,000 CNA employees and related assets which support the Mail Handlers Benefit Plan (the "Plan"). The acquisition relates to a long-term contract that the Company was awarded in April 2002 to provide its comprehensive health plan services to the Plan. The acquisition was accounted for by the purchase method of accounting in accordance with SFAS 141 and was financed with borrowings under the Company's existing line of credit. The results of operations and assets acquired are immaterial to the consolidated financial statements of the Company. Consequently, no pro forma financial results are included herein.

 3. On April 23, 2002, the Company obtained a $400 million revolving credit facility to replace its previous $350 million credit facility that was due to expire on June 30, 2002. This new credit facility has a five-year term and provides for interest at a Euro dollar rate (which approximates LIBOR) plus a variable margin which fluctuates based on the Company's debt rating. The facility also has a corresponding fee calculated at a variable rate of the available facility balance depending on the debt rating of the Company. The interest rate at September 30, 2002 was approximately 4% per annum. No principal payments are due on this facility until its maturity.

 4. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $267,000, net of deferred income taxes, for the nine month period ended September 30, 2002. The net unrealized gain as of September 30, 2002, included as a component of stockholders' equity, was $428,000, net of deferred income taxes. The Company has seven separate investments in a limited partnership which invests in equipment which is leased to third parties. The total investment as of September 30, 2002 and December 31, 2001 was $53.5 million and $47.1 million, respectively, and is accounted for using the equity method. The total investment includes a $5.0 million investment the Company made during the quarter ended September 30, 2002. The Company's proportionate share of the partnership's income was $2.3 million for both the nine months ended September 30, 2002 and 2001 and is included in interest income. Approximately 90 percent of this partnership is owned by parties related to a former member of the Company's Board of Directors. All transactions are made on an arms-length basis at equal terms between all limited partners.

 5. The Company's Board of Directors has approved the repurchase of up to 15 million shares of the Company's outstanding common stock under its current program. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the quarter ended September 30, 2002, the Company repurchased 750,000 shares on the open market for approximately $19.2 million. During the nine months ended September 30, 2002, the Company repurchased 1,275,000 shares on the open market for approximately $34.0 million. As of September 30, 2002, approximately 3.9 million shares remain available for repurchase under the Company's current repurchase authorization.

 6. Weighted average shares outstanding increased for diluted earnings per share by 3,446,000 and 3,721,000 and by 4,666,000 and 4,752,000
     respectively, for the three and nine months ended September 30, 2002 and 2001 due to the effect of stock options outstanding. Diluted net income per share was $.01 and $.03 less than basic net income per share for the three and nine months ended September 30, 2002 due to the effect of stock options outstanding. Diluted net income per share was $.02 and $.04 less than basic net income per share for the three and nine months ended September 30, 2001 due to the effect of stock options outstanding.

 7. Effective January 1, 2001, the Company adopted SFAS No. 133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS 133.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Company adopted effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     In accordance with these pronouncements, the Company accounted for the acquisitions of the CCN Companies, HCVM and the operational and administrative assets acquired from CNA as purchases and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from these acquisitions of approximately $191.8 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $276.4 million in net goodwill was amortized during the nine months ended September 30, 2002.

     The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented:

                                               Three Months    Nine Months
                                                   Ended          Ended
                                               September 30,  September 30,
      (in thousands, except per share amounts)     2001           2001
      ---------------------------------------- -------------  -------------
       Net income                                 $26,364        $76,093
       Add back goodwill amortization                 865          2,598
       Tax effect of amortization                    (350)        (1,052)
                                                  -------        -------
       Adjusted net income                        $26,879        $77,639
                                                  =======        =======
       Adjusted income per common share - Basic   $   .27        $   .79
                                                  =======        =======
       Adjusted income per common share - Diluted $   .26        $   .76
                                                  =======        =======

     In accordance with the provisions of SFAS 142, the Company completed a transitional goodwill impairment test within six months of the date of adoption. The Company used standard valuation techniques including an analysis of expected business performance and analysis of recent acquisitions within the healthcare industry. There was no impairment in goodwill amounts as a result of the transitional impairment test. The Company will perform an annual impairment test during the third quarter of each year or at such earlier time that circumstances warrant an interim valuation. There was no impairment in goodwill amounts as a result of the annual impairment test performed during the third quarter of 2002.

     Effective January 1, 2002, the Company adopted SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this pronouncement did not have a material impact on the financial position and results of operations of the Company.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses; if the Company is not able to successfully integrate CCN (defined below) and achieve the cost synergies anticipated as a result of the acquisition; or if the Company does not successfully integrate the recently acquired Mail Handlers Benefit Plan administrative assets (discussed below); then the Company may not achieve its anticipated 2003 financial results.

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

   On July 1, 2002, the Company acquired the operational and administrative assets used to provide the various services required by this new contract (see Note 2 to the Consolidated Financial Statements) for a purchase price of $20 million. The transaction includes the transfer of approximately 1,000 CNA employees and related assets which support the Plan in various offices throughout the United States. These employees will assume the same function for First Health, providing the Company with an experienced team of personnel already accustomed to administering the one-million-member Plan. The Company believes this acquisition will significantly reduce the need for typical implementation efforts related to the new contract. The acquisition was financed from borrowings under the Company's existing line of credit.

    CCN Acquisition
    ---------------
   On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. ("CCN") and Preferred Works, Inc. ("PW" and together with CCN, the "CCN Companies") from HCA-The Healthcare Company and VH Holdings, Inc. (collectively, the "Sellers") for a purchase price of $195 million in cash, plus a working capital adjustment which increased the purchase price to $198 million. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement, dated as of May 18, 2001 (as amended as of August 16, 2001), among the Company and the Sellers. The acquisition was financed from borrowings under the Company's previous line of credit. At the date of acquisition, the Company reviewed the various businesses comprising the CCN Companies and determined to hold PW and the Resource Opportunity, Inc. ("ROI") business of CCN for sale. The Company completed the sale of ROI on December 28, 2001 for a gross sales price of $9 million. The sale of PW was completed on June 28, 2002 for a gross sales price of $4.1 million. The Company realized approximately $10 million from these sales after selling expenses and liabilities assumed.

      In conjunction with the acquisition, the Company recorded as part of the purchase price a $41.1 million reserve for restructuring and integration costs as part of an overall plan to reduce operating expenses and integrate the business of the acquired companies. During the third quarter of 2002, the Company reduced the reserve by $14.4 million. This reserve reduction is due primarily to revisions in the cost of facilities integration and the expected cost of contract losses as discussed below. The specific actions included in the restructuring plan are expected to be substantially complete by December 31, 2002. The Company is on track with its expectations of generating in excess of $25 million in annualized savings from lower salaries and benefits costs and lower overall operating expenses. Components of the purchase reserve are as follows:


                                    Accrual                 2002     Accrual
                           Total    Balance                Amount    Balance
  (in thousands)          Charges   1/01/02     Adj.      Incurred   9/30/02
  --------------          -------   -------  ---------    --------   -------
  Severance & benefits    $13,712   $ 6,031  $     --     $(3,931)    $2,100
  Facilities integration   10,370     9,528    (4,685)     (3,493)     1,350
  Contract losses          10,000     9,750    (9,257)       (243)       250
  Other reserves            7,031     7,028      (481)       (297)     6,250
                          -------   -------  ---------    --------   -------
  Total                   $41,113   $32,337  $(14,423)    $(7,964)    $9,950
                          =======   =======  =========    ========   =======

     The restructuring plan includes the reduction of employees from various offices within the United States. The Company expected to reduce the number of CCN employees from approximately 1,300 at the time of the acquisition to approximately 650 at December 31, 2002. The Company reached its target during the quarter ended September 30, 2002. During the first nine months of 2002, approximately $3.9 million was charged to the purchase reserve for severance and related employee benefits with $1.2 million of such costs charged during the third quarter.

    Facilities integration costs represent the costs the Company expects to incur to integrate CCN's facilities into the Company's existing operations. The majority of the facilities integration costs have been and will be incurred to consolidate CCN's former corporate headquarters and various sales offices throughout the United States. During the quarter ended September 30, 2002, the Company reduced the reserve for facilities integration by $4.7 million as the Company has capitalized a substantial amount of integration work as software with future use that was originally included in the purchase reserve. Approximately $3.5 million of costs for facilities integration was charged to the purchase reserve in the first nine months of 2002 with $2.8 million charged during the third quarter.

    Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter. CCN signed a contract in March 2000 to provide these services for four years and the Company has agreed to have its network providers provide these services as a part of the acquisition of CCN. The Company estimates as many as 325,000 covered persons may seek such screening services. During the quarter ended  September  30, 2002,  the  Company reduced  the  reserve  for contract losses by $9.3 million. This reduction was due primarily to operational efficiencies the Company has achieved in the completion of these screening services. Approximately $0.2 million of costs under this contract were charged to the purchase reserve during the nine months ended September 30, 2002, none during the third quarter.

   Other reserves represent various operational and tax liabilities the Company has incurred to fully integrate the Company's operations. During the quarter ended September 30, 2002, the Company reduced other reserves by $0.5 million as the Company has revised several operational liability assumptions associated with the acquisition. Approximately $0.3 was charged to the reserve in the nine months ended September 30, 2002, all during the third quarter.

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

      The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 2002 and 2001, respectively:

   Sources of Revenue
                                                ($ in thousands)
                                         Three Months Ended September 30,
                                           ---------------------------
                                           2002     %      2001      %
                                          -------  ---    -------   ---
      Sources of Revenue:
        PPO Services                     $111,105   54%   $91,112    60%
        Claims Administration              71,685   35     41,793    27
        Fee Schedule Services              10,240    5      8,541     6
        Clinical Management Services        8,065    4      7,267     5
        Premiums, Net                       3,833    2      3,494     2
                                          -------  ---    -------   ---
      Total Revenue                      $204,928  100%  $152,207   100%
                                          =======  ===    =======   ===

                                                ($ in thousands)
                                         Nine Months Ended September 30,
                                           ---------------------------
                                           2002     %      2001      %
                                          -------  ---    -------   ---
      Sources of Revenue:
        PPO Services                     $326,104   59%  $244,927    57%
        Claims Administration             159,996   29    125,867    29
        Fee Schedule Services              30,854    6     25,054     6
        Clinical Management Services       21,605    4     21,178     5
        Premiums, Net                      11,653    2     11,114     3
                                          -------  ---    -------   ---
      Total Revenue                      $550,212  100%  $428,140   100%
                                          =======  ===    =======   ===

   Revenue for the three and nine months ended September 30, 2002 increased $52,721,000 (35%) and $122,072,000 (29%), respectively, from the same periods of 2001 due primarily to strong PPO revenue and to revenue associated with the acquisition of the administrative assets from CNA to administer the Plan. PPO revenue for the three and nine months ended September 30, 2002 increased $19,993,000 (22%) and $81,177,000 (33%), respectively, from the same periods last year. This increase was due primarily to new client activity, existing clients utilizing more PPO services, the overall increase in PPO providers and the addition of CCN and HCVM revenue. Claims administration revenue for the three and nine months ended September 30, 2002 increased $29,892,000 (72%) and $34,129,000 (27%), respectively, from the same periods last year due primarily to the acquisition of the administrative assets discussed above. Revenue from fee schedule services for the three and nine months ended September 30, 2002 increased $1,699,000 (20%) and $5,800,000 (23%), respectively, from the comparable periods in 2001 due primarily to the inclusion of CCN business. Revenue from clinical cost management services for the three and nine months ended September 30, 2002 increased $798,000 (11%) and $427,000 (2%), respectively, from the comparable periods in 2001 due primarily to new business. Premium revenue for the three and nine months ended September 30, 2002 increased $339,000 (10%) and $539,000 (5%), respectively, for the three and nine months ended September 30, 2002 due primarily to the addition of new stop loss insurance clients.

   Cost of services increased $26,663,000 (40%) and $54,529,000 (29%) for the three and nine months ended September 30, 2002 from the comparable periods of 2001 due primarily to the inclusion of CCN costs, HCVM costs and the costs associated with the administration of the Plan. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 45.6% and 43.9% for the three and nine months ended September 30, 2002, respectively, from 43.9% and 43.7% in the comparable periods last year. The increase as a percentage of revenue is due primarily to the addition of costs associated with the administration of the Plan.

   Selling and marketing costs for the three and nine months ended September 30, 2002 increased $6,288,000 (42%) and $14,944,000 (36%) from the comparable periods of 2001 primarily as a result of the addition of CCN costs and to increased expenditures for the Company's national marketing campaign. The Company began a national consumer advertising campaign in the third quarter of 2002 designed to increase name recognition. The campaign includes television commercials, print ads and billboard ads in a number of markets. To a lesser extent, the increase in selling and marketing costs is due to costs associated with the administration of the Plan.

   General and administrative costs for the three and nine months ended September 30, 2002 increased $5,041,000 (47%) and $11,406,000 (41%) from the comparable periods of 2001 due primarily to the inclusion of CCN costs and costs associated with the administration of the Plan.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $762,000 (24%) and $1,347,000 (13%) for the three and nine months ended September 30, 2002 from the comparable periods of 2001. This increase was due primarily to new client activity. The loss ratio (healthcare benefits as a percent of premiums) was 101% and 99% for the three and nine months ended September 30, 2002 compared to 89% and 92% for the comparable periods of 2001. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO business and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $2,745,000 (23%) and $7,186,000 (21%) for the three and nine months ended September 30, 2002 from the comparable periods of 2001 due primarily to increased infrastructure investments made over the course of the past few years, various software applications which came on-line during 2001 and 2002 and amortization of intangible assets related to the various acquisitions the Company has made. The increase was partially offset by the reduction in goodwill amortization of $865,000 and $2,599,000 for the three and nine months ended September 30, 2002 (See Note 7 to the Consolidated Financial Statements). Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Interest income for the three and nine months ended September 30, 2002 increased $190,000 (11%) and decreased $203,000 (4%), respectively, from the comparable periods of 2001. The overall decrease was due primarily to the aggressive debt repayments the Company has made with its available cash as well as the $34.0 million the Company used to repurchase its own stock.

   Interest expense for the three and nine months ended September 30, 2002 decreased $283,000 (17%) and $1,054,000 (20%) from the comparable periods of 2001 due primarily to the aggressive debt repayments the Company has made with its available cash. The interest rate at September 30, 2002 was approximately 4% per annum and the Company had $104 million of debt outstanding.

   Net income for the three and nine months ended September 30, 2002, increased $7,379,000 (28%) and $21,148,000 (28%) from the comparable periods of 2001. This increase is due primarily to the increase in PPO revenue as well as the synergies achieved in combining CCN and First Health and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three and nine months ended September 30, 2002 increased 28% to $.32 per share and 26% to $.93 per share from the comparable periods of 2001. The increase in net income per common share was favorably impacted by the repurchase of 1,275,000 shares of Company common stock during the nine months ended September 30, 2002. The increase was also favorably impacted by the adoption of SFAS No. 142 (See
 Note 7 to the Consolidated Financial Statements and "New Accounting Pronouncements"). For the three months and nine months ended September 30, 2002, diluted common shares outstanding increased 1% and 2%, respectively, from the comparable periods of 2001.

 Liquidity and Capital Resources
 -------------------------------
      The Company had $8,021,000 in working capital at September 30, 2002 compared with negative working capital of $159,130,000 at December 31, 2001. All of the Company's outstanding debt at December 31, 2001 was classified as a current liability as the Company's credit facility was due to expire on June 30, 2002. On April 23, 2002, the Company obtained a new credit facility which matures in 2007; consequently, the outstanding debt is now classified as long-term. Through the first nine months of the year, operating activities provided $197,706,000 of cash. Investment activities used $90,561,000 of cash representing purchases of fixed assets of $42,768,000, acquisitions of $42,959,000 and net purchases of investments of $5,757,000 partially offset by $923,000 in changes in assets held for sale. Financing activities used $99,531,000 of cash representing $93,500,000 in repayment of long-term debt (net of $185,000,000 in debt issuance), $33,992,000 in purchases of Company common stock partially offset by $27,498,000 in proceeds from issuance of common stock, $375,000 in proceeds from the sale of put options and $88,000 in stock option loan repayments (net of $2,272,000 in stock option loans granted).

      The Company had a revolving line of credit in the amount of $350 million which was due to expire on June 30, 2002. On April 23, 2002, the Company obtained a new $400 million revolving line of credit that replaced the previous credit facility. The new facility has a five-year term and provides for interest at a Euro dollar rate (which approximates LIBOR) plus a variable margin and a facility fee that fluctuate based on the Company's debt rating. As of September 30, 2002, $104 million was outstanding under the new facility.

      The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 Company Stock Options
 ---------------------
     The Company maintains an Employee Stock Option Plan that provides for the granting of options to employees and consultants of the Company and its subsidiaries to purchase common stock at the fair market value at date of grant. The Company has granted stock options to all employees meeting certain defined performance requirements every year since 1988. Management believes this plan has been invaluable in finding, attracting, retaining and providing incentive to employees by offering them an ownership interest in the Company.

     The Company elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. Consequently, no compensation cost is included in the Consolidated Financial Statements related to Stock Option Plans. If the Company had chosen to expense the compensation associated with the various options granted in 2002 (totaling 1,243,000 options) using the Black-Scholes option-pricing model, diluted earnings per share ("EPS") would have decreased $.01 and $.04 for the third quarter and for the full year.

 Business Outlook for 2003
 -------------------------
     The Company expects to see continued growth in each of our sources of revenue during 2003. Management announced new client relationships this past September and will announce further client additions in late February. Overall, the Company estimates 2003 revenue to be approximately $860 to $870 million and EPS in the $1.50 range.

     The Company anticipates claims administration growth in the 30% area and PPO growth in the high single digits area. The overall growth and the changing mix of our growth is due to the following:

       * Successful cross selling of administrative services to existing PPO clients.
       * Strong demand for our administrative services in the Public Sector market.
       * Successful renegotiation of short-term contracts into longer-term agreements with more comprehensive packages of our services being purchased.
       * Business prospects, which have ultimately become clients, are increasingly purchasing a package of services integrating our PPO with various administrative services.

 New Accounting Pronouncements
 -----------------------------
     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133), "Accounting For Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivative. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS 133.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Company adopted effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization effective December 31, 2001. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     In accordance with these pronouncements, the Company accounted for the acquisitions of the CCN Companies, HCVM and the operational and administrative assets acquired from CNA as purchases and allocated the purchase price to all identifiable tangible and intangible assets and liabilities. The goodwill resulting from these acquisitions of approximately $191.8 million has not been amortized. Goodwill and intangible assets of approximately $102 million acquired in business combinations completed before July 1, 2001 was amortized through December 31, 2001. In accordance with SFAS 142, none of the Company's $276.4 million in net goodwill was amortized during the nine months ended September 30, 2002. The Company recorded goodwill amortization expense of approximately $0.9 million and $2.6 million, respectively, during the three and nine months ended September 30, 2001.

     In accordance with the provisions of SFAS 142, the Company completed a transitional goodwill impairment test within six months of the date of adoption. The Company used standard valuation techniques including an analysis of expected business performance and analysis of recent acquisitions within the healthcare industry. There was no impairment in goodwill amounts as a result of this transitional impairment test. The Company will perform an annual impairment test during the third quarter of each year or at such earlier time that circumstances warrant an interim valuation. There was no impairment in goodwill amounts as a result of the annual impairment test performed during the third quarter of 2002.

     Effective January 1, 2002, the Company adopted SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this pronouncement did not have a material impact on the financial position and results of operations of the Company.

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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure at September 30, 2002 is consistent with the types of market risk and amount of exposure presented in its 2001 Annual Report on Form 10-K.


 Item 4.   Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securites Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

 There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


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

                     First Health Group Corp.




      Dated: November 13, 2002      /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated: November 13, 2002      /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

                                CERTIFICATIONS


 I, Edward L. Wristen, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of First Health Group Corp.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 13, 2002

      /s/ Edward L. Wristen
      President and Chief Executive Officer



 I, Joseph E. Whitters, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of First Health Group Corp.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 13, 2002

      /s/ Joseph E. Whitters
      Vice President, Finance and Chief Financial Officer