Form 10-K
period 2002-12-31
FIRST HEALTH GROUP CORP
filed 2003-03-26
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

       {X}     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark  whether the registrant is  an accelerated filer  (as
 defined in Rule 12b-2 of the Act). Yes  [ X ]     No  [   ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on March 15, 2003, was approximately $1,821,241,687. For the purposes of the foregoing calculation only, all directors, executive officers and five percent stockholders of the registrant have been deemed to be affiliates. On that date, there were 95,099,520 shares of Common Stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

 2002 Annual Report to Stockholders..................     Parts I, II and IV

 Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 13, 2003........................................     Parts I and III

                                 PART I


 Item 1.   Business
           --------

 Forward-Looking Statements

      This report includes certain forward-looking statements within the meaning of the federal securities laws. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "could" and "should" and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by us are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of risks, uncertainties and assumptions. For representative examples of these factors, we refer you to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Stockholders.

 General

      First Health Group Corp., together with its consolidated subsidiaries (referred to as "First Health," "FH," "us," "we," or "our"), is a full-service national health benefits company. We specialize in providing large, national employers and payors with a single source for their group health programs by offering comprehensive, cost-effective and innovative solutions for the health benefits needs of their employees nationwide. Through The First Health[R] Network, we offer group health payors the means to manage healthcare costs by reducing the per-unit price of medical services provided. Through our workers' compensation service line, we provide a full range of managed care services for insurance carriers, state insurance funds, third party administrators, auto insurers and large, self-insured national employers. Through our First Health Services service line, we provide services to various state Medicaid and entitlement programs for claims administration, pharmacy benefit management programs and medical management and quality review services.

      First Health is a Delaware corporation that was organized in 1982. Our executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and our telephone number is (630) 737-7900. Our Internet website is located at www.FirstHealth.com. Our periodic and current reports are available on our website, free of charge, as soon as practicable after such reports are filed with the Securities and Exchange Commission.

 Significant Developments

          Mail Handlers Benefit Plan On April 16, 2002, the Company increased its business relationship with the National Postal Mail Handlers Union (the "Union"), the sponsors of the Mail Handlers Benefit Plan (the "Plan"). As a result of the Company's acquisition of Claims Administration Corporation ("CAC"), the prior underwriter and claims administrator of the Plan, the Company was able to assume underwriting and claims administration services to the Union and Plan in mid-2002. The new arrangements were built on an existing contract through which the Company provides The First Health[R] Network to the Plan's members. Through two important new contracts effective January 1, 2003, the Company and its wholly-owned subsidiary insurance companies, First Health Life and Health Insurance Company and Cambridge Life Insurance Company, will continue to be the underwriter and the claims administration provider to the Plan and, in addition, provide health benefit services to the Plan. Health benefit services include PPO and clinical management services. In addition, the Union has notified us that we have been awarded a third contract for
 Pharmacy Benefit Administration services, effective January 1, 2003, and that contract is being negotiated with the Union. The Plan has nearly 400,000 federal employees and annuitants representing approximately one million members nationwide, and is one of the nation's largest health plans.

     On July 1, 2002, the Company acquired the stock of CAC, a subsidiary of Continental Casualty Company, which was the provider of many of the services required by the Plan (see Note 2 to the Consolidated Financial Statements), for a purchase price of $18 million. In connection with this acquisition, the Company assumed the responsibility for supporting the Plan effective July 1, 2002. The acquisition includes the transfer of approximately 1,000 CAC employees and related assets which support the Plan in various offices throughout the United States. These employees have assumed the same function for First Health, providing the Company with an experienced team of personnel already accustomed to administering the one-million-member Plan. The Company believes this acquisition significantly reduced the need for typical implementation efforts related to these new contracts. The acquisition was financed from borrowings under the Company's existing line of credit.

      HCVM Acquisition. On May 1, 2002, the Company completed the acquisition of HealthCare Value Management ("HCVM") for an initial purchase price of $24 million. The Company will pay $3.1 million in March 2003 and anticipates paying an additional $3.3 million in 2003 for contractual obligations based on financial performance measures that HCVM has met. HCVM is a small New England based PPO company, headquartered in suburban Boston. The acquisition was financed from borrowings under the Company's existing line of credit.

 Introduction to Our Products and Services

      We assist our clients through an integrated health plan offering that positively impacts their medical cost trends while promoting the well being and satisfaction of plan participants. The components of our integrated health plan offering are:

      * A broad, national preferred provider organization (PPO) of quality, cost-effective healthcare providers,

      *  Medical and pharmacy claims administration,

      *  Clinical and care support programs,

      *  Workers' compensation managed care solutions,

      *  Managed care programs for public-sector clients, and

      *  Insurance products.

      Through The First Health[R] Network, our national PPO network, we offer our clients services designed to control the price of a healthcare unit of service. We specialize in the creation of a client-specific network, made up of participating providers in The First Health[R] Network. Our ability to analyze healthcare cost data allows us to use a client's actual history of healthcare usage to structure a network of providers tailored to its needs. While a client's cost savings are greatest when plan participants utilize our network resources, our non-network products, such as The First Health[R] U&C (a usual and customary schedule), also help our clients manage the cost of medical services.

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

      We have also integrated our managed care assets and clinical management services with our ownership of small life and health insurance companies to offer our group health clients stop-loss protection.

      In the workers' compensation area, our national network is coupled with our medical management and bill review programs to provide a comprehensive product offering. This product offering allows us to meet the needs of workers' compensation payors in 49 states including those with state legislated managed care programs. We also make available to our workers' compensation clients technology solutions that decrease the costs of paper administration through scanning and optical character recognition ("OCR") with record storage and retrieval. Given rapidly increasing loss ratios in the workers' compensation area in recent years, we believe that our product offering can generate substantial savings for our workers' compensation clients.

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

      We offer numerous programs designed to help payors of healthcare control their medical costs. Unlike HMOs, PPO companies typically do not underwrite health insurance or assume related risks. While clinical management and PPO services have been offered on a commercially significant scale for the last ten years, the industry continues to be fragmented with many independent companies providing medical utilization review, PPO services and claims administration, primarily on regional or local levels. However, the rate of consolidation among these companies has been accelerating. Additionally, all major health insurance carriers have established internal clinical management and PPO departments.

      In the workers' compensation area, medical costs continue to rise. Although these medical costs represent only about 5% of total healthcare expenditures, these costs have risen more than 1000% since 1970 and represent a significant cost increase for employers and insurance carriers. First Health and certain other cost management companies offer programs designed to control escalating medical expenses and indemnity payments for lost time, reduce litigation and allow injured employees to return to work as soon as possible. Many of the services used in the group health market are also applied to the workers' compensation market. PPOs are utilized to manage price. Clinical management services are targeted toward managing the number of units of service and the quality of that service, and helping the employee return to productive employment. Bill review services are applied in approximately forty-two states that have medical fee schedules and in the remaining states that allow a usual and customary review. In addition to the laws governing workers' compensation in each state, over twenty-five states have enacted specific managed care legislation. This legislation creates additional opportunities to offer comprehensive managed care programs. The combination of these services offers workers' compensation insurance carriers and employers significant cost savings.

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

      As of December 31, 2002, our hospital network included approximately 4,200 hospitals in 50 states, the District of Columbia and Puerto Rico. In each case, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, we have established an outpatient care network (OCN) comprising approximately 412,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 50 states, the District of Columbia and Puerto Rico.

      In the last several years, we have incurred substantial expense in expanding our PPO network. We have increased both the number of healthcare providers with whom we contract within existing geographical markets and the number of geographical areas we serve. We have expanded the number of contract hospitals not only in major metropolitan markets, but also in targeted secondary and tertiary markets. Many of the hospital and OCN providers that we have added to our network in recent years are located in those secondary and tertiary markets. We expect to incur significant expenses in connection with the continued growth, development and maintenance of our network, particularly into secondary and tertiary markets, and believe that this investment will significantly differentiate us from our competitors.

      The following table sets forth information with respect to the approximate number of participating providers in The First Health[R] Network at the end of each of the past five years:

                                                 December 31,
                                  ----------------------------------------
                                  1998     1999     2000     2001     2002
                                  ----     ----     ----     ----     ----
 Number of Hospitals in
   Network                        3,220    3,510    3,700    4,100    4,200
 Outpatient Care Network
   Providers                    288,000  321,000  348,000  390,000  412,000


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

      Compensation. Fees for developing and managing our expansive PPO network are generally performance based. The amount of this fee varies depending on a number of factors, including number of enrollees, networks selected, length of contract and out-of-pocket benefit co-payments.

      Approach to Network Development. Our strategy is to create a selective network of individual providers from within The First Health[R] Network to meet the medical, financial, geographic and quality needs of individual clients and plan participants. We attempt to contract directly with each hospital and generally do not contract with groups of hospitals or provider networks established by other organizations. We believe that this provides maximum control over the composition and rates in the network and ensures provider stability in The First Health[R] Network. To further promote stability and savings in the network, when possible, we enter into multi-year agreements with our providers with nominal annual rate increases.

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

      Our rate structure maximizes the savings for the client and gives incentives to providers to deliver cost effective care. Unlike many other PPOs that negotiate price discounts or separate rates for intensive care and other specialty units, we strive to negotiate a single all-inclusive per diem for medical/surgical and intensive care unit days in hospitals. The majority of our hospital PPO contracts have such an all-inclusive rate structure. We also control the charges for hospital outpatient care through the use of reimbursement caps. These negotiated rates have resulted in typical savings in excess of 40% on inpatient hospital costs and in excess of 35% for physician and outpatient costs.

      We have utilized these negotiated rates to develop The First Health[R] Network U&C, a usual and customary schedule for non-network services. The First Health[R] Network U&C, a usual and customary schedule, applies when non-network physicians or hospitals are used and yields plan savings equivalent to the average network rate within each geographic area. The schedule is possible because of our national network, large database, direct provider contracts and transactional capabilities.

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

      CCN. Our acquisition of CCN in August 2001 has expanded our position in the group health TPA and insurance company sectors. The addition of CCN network providers has added to the national reach of our network and offers our clients and their employees more choices for their provider selection.

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

      *  Managed care administration, and

      *  Data analysis.


      Additionally, if they so desire, clients may utilize:

      *  COBRA administration,

      *  Flexible Spending Account administration, and

      *  Stop-loss brokerage

      Our claims administration product is a sophisticated, technologically-advanced claims processing, tracking and reporting system. A majority of the processing is performed by our fully integrated and proprietary system known as First Claim[R]. The system supports a broad range of benefit programs, including medical, dental and vision care, Medicare, prescription drugs, COBRA, Health Insurance Portability and Accountability Act and flexible spending accounts. Additionally, we have expanded our claims administration capabilities by adding new and advanced features such as imaging/OCR. These development efforts have significantly enhanced and improved upon the efficiency and the capabilities of First Claim[R].

      Our system helps clients increase the cost effectiveness of their benefit plans by offering such features as on-line reporting capability, Electronic Data Interchange, known as EDI, rapid and responsive customer service, automatic  tracking  of  annual, lifetime,  per-case  and  floating maximums, and full integration with all of our other departments and services. This integration benefits our clients because we can analyze claims data as well as clinical management, pharmacy and network usage data. This analysis enables us to provide comprehensive management reports that can be used to make benefit changes to reduce medical costs. In addition, because our claims system is an on-line, "real time," interactive system, clients can expect plan participant issues to be minimized because claims can be adjusted and paid promptly and accurately.

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

      Our  claims  system   incorporates  available  advanced   technologies,
 including:

      *    Imaging and OCR technology

           We use imaging/OCR to turn each claim into an electronic record. This provides for greater processing efficiency, better control of inventory, management of workflow and business continuity. This capability is also being used by our carrier clients who have the need to better manage their workflow and data.

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

      Compensation. As a fee for providing claims administration services, we receive a predetermined contractual rate that is based upon the number of transactions processed.


 Clinical and Care Support Programs

      We provide centralized clinical and care support programs, including utilization review, medical case management and disease management services, through an internal staff consisting primarily of allied health professionals and registered nurses and physicians. Our staff is located at our headquarters in Downers Grove, Illinois and at a number of our claims offices. Additionally, we maintain a nationwide network of consulting physicians with a full range of specialties. These clinical and care support services are coupled with our PPO and claims processing services to provide an integrated service offering.

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

      Our care support program is a patient-focused program that enables us to identify high-risk plan participants with chronic diseases that account for a large portion of healthcare dollar expenditures. Our care support program is a comprehensive approach starting with predictive modeling of a client's specific population. The program is centered on the patient, allowing, among other things, the following:

      *  Highly-personalized patient education and support initiatives,

      *  Channeling to network providers,

      * Medication compliance support and other activities aimed at increasing patient compliance with health and treatment programs,

      *  Inpatient monitoring,

      *  Discharge planning, and

      *  Intensive case management.

      This  approach  allows  for   coordination  of  information  for   plan
 participants with a series of needs which often overlap among many diseases.

      Compensation. As a fee for providing clinical services, we receive a predetermined contractual rate that is based upon the number of eligible participants or fees based on time and materials.

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

      Bill Review System. We provide comprehensive workers' compensation medical bill review services through a sophisticated computer system that enforces administration policies, applies state-specific workers' compensation fee schedules, checks for billing infractions and applies provider contract rates. Our computer system consolidates all of these functions, thereby reducing the amount of paperwork and costs associated with claims processing, and is a highly cost-effective alternative for workers' compensation payors.

      Our bill review services include a computer-assisted review of medical provider billings to ensure accuracy and adherence to established rates and billing rules. In 42 states, including California, Texas, Arizona, Michigan, Ohio and Florida, a schedule of presumed maximum fees has been established for workers' compensation medical claims. In these states, our bill review process identifies and corrects inappropriate billing practices and applies state fee schedules. In the remaining states that have not established maximum fees we adjust bills to the usual and customary levels authorized by the payor. Provider network discounts are applied as well during the review. Additionally, through our system, we are able to go beyond "traditional" bill review services to provide enhanced savings by identifying and repricing non-related services, upcoding and unbundling of charges and other features.

      We have an agreement with Electronic Data Systems Corporation (EDS) whereby we utilize EDS' extensive data processing and communications networks for data processing, electronic claims transmission and marketing support services. EDS also modified our comprehensive bill review and audit processing system to handle workers' compensation claims and integrated the system with our clients and financial systems. The initial term of the EDS agreement was scheduled to expire on January 1, 2005, and has been extended to at least 2010.

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

      Marketing. We market our workers' compensation programs to insurance carriers, third party administrators, state workers' compensation funds, and self-insured, self-administered companies. We currently include six of the top ten workers' compensation insurers among our clients. We provide worksite posters, provider directories (either paper or electronic) and other materials to our payor-clients to encourage their injured employees to utilize our provider network.

      Compensation. We generally receive an agreed upon percentage of total savings generated for clients through our bill review and PPO services plus a per-bill fee. Savings are generally calculated as the difference between the charges that medical providers bill the payor clients and the amount that we have recommended for payment after the application of the fee schedule and PPO rates.

 First Health Services

      First Health Services, to be referred to as FH Services, "our" or "we" (in this section only) provides value-added automation, administration, payment and healthcare management services for public sector clients. Specifically, FH Services includes the following programs:

      *  Pharmacy Benefit Management,

      *  Healthcare Management, and

      *  Fiscal Agent Services.

      We have been able to utilize our Medicaid fiscal agent expertise, our base of experience in the public sector and our client relationships with over 25 state governments to provide new products and services as the public sector health programs (primarily Medicaid) move toward managed care.

      Pharmacy Benefit Management (PBM). FH Services' PBM program manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. Our PBM program is one of the largest of its kind in the country and provides a full range of services, including:

      * Pharmacy point-of-sale eligibility verification and claims processing,

      *  Provider network development and management,

      *  Disease state management programs,

      * Prospective and retrospective drug utilization reviews, known as DUR,

      * Provider profiling, formulary development and manufacturers' rebate administration, and

      * First IQ, a proprietary database and decision support system for pharmacy utilization monitoring and plan management.

      PBM services are increasingly required by both public and private third-party payors as prescription drug expenses grow. Our PBM program is one of the few large-scale participants in the market not aligned with or controlled by a drug manufacturer. We believe our role as an independent provider of PBM services gives us a distinct competitive advantage in the growing sector of state government plans, where clinical autonomy is often a requirement. Furthermore, we believe that FH Services is a national leader in this area with substantial experience managing pharmacy plans for Medicaid and elderly populations. This clinical and management expertise gives us a competitive advantage in the rapidly growing market of managed care organizations serving the public sector on a non-risk fee basis.

      FH Services also offers Clinical Management Programs (CMP) to assist physicians and network pharmacies in the appropriate treatment of patients using pharmaceuticals. This program provides physicians with diagnosis, treatment and formulary guidelines which have been developed by nationally recognized clinicians and medical academicians. FH Services' CMP focuses on those patients who experience preventable therapeutic problems such as non-compliance, inappropriate therapy and adverse drug reactions. The program includes prior authorization initiatives, prospective DUR, retrospective DUR and educational intervention initiatives, known as concurrent DUR and counter-detailing.

      Compensation. As a fee for providing our PBM services, we receive a predetermined, contractual rate that is based upon the number of transactions processed plus added fees for additional time and materials and for change orders.

      Healthcare Management. FH Services' Healthcare Management program provides external quality of care evaluation, utilization review and long-term care review services to Medicaid programs, state mental health agencies and other public sector healthcare programs desiring to improve quality of care, contain costs, ensure appropriate care and measure outcomes.

      The utilization review services cover a variety of behavioral health programs, including acute and chronic inpatient and outpatient psychiatric treatment of children, adult and geriatric populations, residential services and other alternative services. The Healthcare Management program also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing proportions of public funds on the treatment of mental and substance abuse illnesses, the need for utilization review services is increasing. Some states are moving toward capitated contracts with private sector firms to help manage this problem; however, many states are opting to contract for utilization review services to ensure appropriate mental healthcare while containing costs.

      Under the long-term care review services, we provide level-of-care determinations as well as pre-admission screenings and annual resident reviews to determine the need for specialized services for mental illness, mental retardation or related conditions.

      Compensation.   As  a  fee  for  providing  our  healthcare  management
 services, we receive fees on a time and materials basis.

      Fiscal Agent. FH Services' fiscal agent program administers state Medicaid health plans and other state funded healthcare programs by providing clients with full fiscal agent operations and systems maintenance and enhancement. Under this product line, we provide:

      *    Enrollment services,

      *    Eligibility verification and ID card issuance,

      *    Healthcare claims receipt, resolution, processing and payment,

      *    Provider relations,

      *    Third party liability processing,

      *    Financial reconciliation functions, and

      *    Client reporting.

      Our customers include state Medicaid agencies, state departments of human services and departments of health serving Medicaid populations. Public sector clients may also procure fiscal agent services to support other government programs, such as state employee benefit plans, early intervention programs or other healthcare initiatives. Typically, fiscal agent systems are modified to meet a specific state's program policy and administration requirements and services are offered for all claim types. We are one of four major competitors in the Medicaid fiscal agent field.

      FH Services has developed and operates a Clinical Management Services approved information system for each client. These systems are utilized to process and adjudicate eligibility, healthcare claims and encounters, pay providers under a full range of reimbursement methods and generate reports for use in managing the program.

      In addition, there are several additional benefits that FH Services receives from operating the fiscal agent business:

      * The contracts are profitable and new system development is principally funded by new state contract awards,

      * The expertise, capabilities and systems developed from these contracts have provided a platform for expansion into other products, services and customer segments, and

      * Customer relationships with the states have proven valuable in developing other business in the PBM and Healthcare Management programs.

      As a fee for providing our fiscal agent services, we receive a predetermined, contractual rate that is based upon the number of transactions processed plus added fees for additional time and materials and for change orders. Fees for software development contracts are recognized as milestones are met and customer acknowledgment of such achievement of milestones is received.

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

      Physician Resources. We believe that our in-house physician staff is an invaluable resource in our clinical and care support programs and in developing clinical policy and guidelines. Our staff includes experienced board certified physicians in such specialties as family practice, internal medicine, cardiology, gynecology, urology, orthopedics, psychiatry, pediatrics and surgery, as well as doctoral-level practitioners from various fields, including clinical psychology and chiropractic medicine. In addition, we have a nationwide network of consulting physicians in the significant specialties. Our staff of physicians is crucial to the development and maintenance of evidence-based review criteria and our network quality assessment efforts.

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

      Data Analysis. Healthcare data analysis services are also made available to our clients. With these services, we are able to provide clients with in-depth customized information concerning their healthcare cost and utilization experience. We analyze our clients' healthcare claims information and benefit plans using our internally developed proprietary software in order to provide each client with a specific healthcare cost profile and suggest appropriate cost management programs. This software also allows us to simulate how changes in a benefit plan's structure will affect the overall cost of a benefit program.

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

      Internet Sites

      Member Site. We offer a customized member services website entitled "My First Health[R]" to assist plan participants in utilizing our services. The applications on this website allow plan participants to:

      *    Chat online with Member Service representatives
      *    Obtain daily health news
      *    Perform health risk assessment
      *    Access general information about us,
      *    Print commonly used health benefits forms, including claims forms,
      *    Locate a provider in The First Health[R] Network,
      * Obtain answers to frequently asked questions about The First Health[R] Network,
      *    Accumulate total payments, deductibles and related items,
      *    Resolve a pending claim online
      *    Send us an e-mail with health plan questions,
      * View past year's claims and check status of recently submitted claims, and
      *    Obtain health information.

      We are evaluating additional services for this site, with the intent of having them available in 2003, including:

       *   Eligibility status,
       *   Benefit plan summaries,
       *   Research physician rates
       *   Research provider volumes, and other quality data
       *   Fill out provider surveys
       *   Ability to research and save personalized health information.

      Provider Site. We currently offer providers in The First Health[R] Network access to a customized provider Internet site. This site allows providers access to complete client listings, payor lists and referral directories, pre-certification submissions, demographic data updates and formularies. This site is being further developed in 2003. At that time, we plan to expand the provider Internet site to include the following:

       *   Online claims submission.

      Client Site.    Clients  have  access  to  customized  information  and
 applications including:

       * Internet channeling tools (including electronic directory, directory maker and worksite poster applications),
       *   Bill review data analysis application,
       *   Claims inventory logs,
       *   Claims administration reports,
       *   Printing of temporary ID cards
       *   Access analysis
       * Eligibility files, as well as the ability to make changes and updates,
       *   News and legislative updates

 Stop-Loss Insurance

      Our stop-loss insurance capabilities enable us to serve as an integrated single source for the managed care needs of our clients who are self-insured employers. Because our stop-loss rates are based on the savings and value generated through our various services, we are able to offer competitive rates and policies and multiple-year rate guarantees that include fixed-percent increases and are based upon loss results. Stop-loss policies are written through our wholly owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance. This is the only insurance product that is emphasized in our sales efforts.

 Clients and Marketing

      We primarily market our services to national, multi-site direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 1,000 employees or members. During 2002, one client (Mail Handlers Benefit Plan), for whom we provided PPO services and claims administration services, accounted for 21% of our total revenues. In addition, we market our services to and through group health and workers' compensation insurance carriers. The following are representative clients of First Health:

 Agilent Technologies, Inc.             Liberty Mutual Insurance Company
 Albertson's, Inc.                      McDonald's Corporation
 American International Group           Motorola, Inc.
 Boilermakers National Health and       National Association of Letter
   Welfare Fund                           Carriers
 Coach USA                              Radio Shack Corporation
 ConAgra Foods, Inc.                    State Farm Mutual Automobile
                                          Insurance Company
 Crawford and Company                   The National Postal Mail Handlers
                                          Union
 Eaton Corporation                      The Sherwin-Williams Company
 HCA Inc.                               Travelers Property and Casualty
 Hartford Financial Services, Inc       Watson Pharmaceuticals, Inc.


      We presently have approximately 120 group health and workers' compensation insurance carrier clients. Typically, we enter into a master service agreement with an insurance carrier under which we agree to provide our cost management services to healthcare plans maintained by the carrier's policyholders. Our services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering our services to its policyholders, relieving us of a significant marketing expense.

      In 2002, we also launched a national consumer advertising campaign to include print and television. It is expected that we will continue consumer advertising as a means of raising awareness with end-user buyers.

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

 Change in Revenue Reporting.

 Effective for the quarter ending March 31, 2003, the Company will report its revenue as follows:

       Group Health Revenue
       Workers' Compensation Revenue
       Public Sector Revenue

 Additionally, its group health and workers' compensation revenue will be further broken down between PPO Services and PPO plus Administrative Services. The Company believes this revenue presentation represents how the Company currently sells its services. The Company is selling a predominance of its group health PPO services coupled with administrative services (especially claims administration) and, to a lesser extent, its workers' compensation PPO services are often coupled with fee schedule services. If the Company had used this presentation methodology for the years 2000 through 2002, its revenues would have been presented as follows (in thousands):

                                        Year ended December 31, 2000
                            1st Qtr     2nd Qtr    3rd Qtr    4th Qtr  Full Year
 Group Health               --------   --------   --------   --------   --------
   PPO                     $  36,725  $  37,596  $  39,469  $  38,706  $ 152,496
   PPO plus Admin Services    35,305     34,176     34,327     36,768    140,576
                            --------   --------   --------   --------   --------
   Total Group Health         72,030     71,772     73,796     75,474    293,072

 Workers' Compensation
   PPO                         7,545      7,657      6,738      7,767     29,707
   PPO plus Admin Services    18,502     19,719     19,698     19,187     77,106
                            --------   --------   --------   --------   --------
   Total Workers'
     Compensation             26,047     27,376     26,436     26,954    106,813

 Public Sector                24,398     26,736     27,833     27,889    106,856
                            --------   --------   --------   --------   --------
 Total Revenue             $ 122,475  $ 125,884  $ 128,065  $ 130,317  $ 506,741
                            ========   ========   ========   ========   ========
 EBITDA % *
   Commercial                    43%        43%        42%        43%        43%
   Public Sector                 10%        13%        16%        12%        13%


                                        Year ended December 31, 2001
                            1st Qtr     2nd Qtr    3rd Qtr    4th Qtr  Full Year
 Group Health               --------   --------   --------   --------   --------
   PPO                     $  42,684  $  43,605  $  53,642  $  60,566  $ 200,497
   PPO plus Admin Services    37,789     37,045     36,656     34,387    145,877
                            --------   --------   --------   --------   --------
   Total Group Health         80,473     80,650     90,298     94,953    346,374

 Workers' Compensation
   PPO                         8,108      8,280     10,571     13,470     40,429
   PPO plus Admin Services    21,221     20,548     22,493     26,035     90,297
                            --------   --------   --------   --------   --------
   Total Workers'
     Compensation             29,329     28,828     33,064     39,505    130,726

 Public Sector                27,182     29,471     28,845     30,510    116,008
                            --------   --------   --------   --------   --------
 Total Revenue             $ 136,984  $ 138,949  $ 152,207  $ 164,968  $ 593,108
                            ========   ========   ========   ========   ========
 EBITDA % *
   Commercial                    46%        46%        45%        41%        44%
   Public Sector                  8%        10%         4%         9%         8%


                                        Year ended December 31, 2002
                            1st Qtr     2nd Qtr    3rd Qtr    4th Qtr  Full Year
 Group Health               --------   --------   --------   --------   --------
   PPO                     $  62,859  $  65,561  $  42,035  $  40,391  $ 210,846
   PPO plus Admin Services    38,002     36,322     88,831     92,186    255,341
                            --------   --------   --------   --------   --------
   Total Group Health        100,861    101,883    130,866    132,577    466,187

 Workers' Compensation
   PPO                        13,117     14,663     13,706     13,475     54,961
   PPO plus Admin Services    26,083     27,206     27,132     25,942    106,363
                            --------   --------   --------   --------   --------
   Total Workers'
     Compensation             39,200     41,869     40,838     39,417    161,324

 Public Sector                29,300     32,171     33,224     37,760    132,455
                            --------   --------   --------   --------   --------
 Total Revenue             $ 169,361  $ 175,923  $ 204,928  $ 209,754  $ 759,966
                            ========   ========   ========   ========   ========
 EBITDA % *
   Commercial                    44%        46%        39%        41%        42%
   Public Sector                  9%         4%        10%         7%         8%


 * EBITDA (in the preceding table) is defined as pretax income plus depreciation and amortization expense, plus interest expense, less interest income. EBITDA % is defined as EBITDA divided by revenues.

 Competition

      We compete in a highly fragmented market with national and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and group health insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we compete and many of our competitors have greater financial and marketing resources than we do. We distinguish ourselves on the basis of the quality and cost-effectiveness of our programs, our proprietary computer-based integrated information system, our emphasis on commitment to service with a high degree of physician involvement, the penetration of our network into secondary and tertiary markets and our role as an integrated provider of PBM services. Due to the quality of our services, we tend to charge more for our services than many of our competitors.

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

 Employees

      As of December 31, 2002, we had approximately 5,500 employees, including approximately 2,000 employees involved in claims processing and related activities, 1,000 employees directly administering the Mail Handlers Benefit Plan, 800 employees in information systems, 500 employees in various clinical management and quality assessment activities, 500 employees in PPO development and operations, 500 employees in sales, account management and marketing and the remainder involved with accounting, legal, human resources, facilities, and other administrative, support and executive functions. We also have a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when they are requested to render consulting services on our behalf. None of our employees are presently covered by a collective bargaining agreement and we consider our relations with our employees to be good.

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

      While our management and information services typically have not been the subject of extensive regulation by the federal government, the last decade has witnessed increased regulation of our industry. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will impose obligations previously unknown to managed healthcare service providers. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. Among other things, HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers, payors and plans. The regulations under HIPAA will require, among other things, that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes, and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information will become effective in October 2003 and the regulations regarding privacy issues will become effective in April 2003.

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

      The cost of this compliance effort is estimated to be approximately $5 million and is already included in our EDI and E-Commerce initiatives. However, there can be no guarantee that the costs will not materially differ from those anticipated or that we will not be materially impacted. Additionally, we expect to receive reimbursement directly from a number of our clients due to the nature of the contractual arrangement with these entities.

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


 Item 2.  Properties
          ----------

      We own seven office buildings consisting of an aggregate of approximately 670,000 square feet of space. Our headquarters are located in Downers Grove, Illinois and our other six offices are located in West Sacramento, California; San Diego, California; Houston, Texas; Pittsburgh, Pennsylvania; Tucson, Arizona; and Scottsdale, Arizona. Additionally, we lease significant office space in Salt Lake City, Utah; Rockville, Maryland; Milwaukee, Wisconsin; Richmond, Virginia; Tampa, Florida; and Boise, Idaho. We also have numerous smaller leased facilities throughout the nation.

      All of our buildings and equipment are being utilized, have been maintained adequately and are in good operating condition. These assets, together with planned capital expenditures, are expected to meet our operating needs in the foreseeable future.


 Item 3.  Legal Proceedings
          -----------------

      We are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to our business. Our wholly owned subsidiary, First Health Services Corporation, which we acquired in July 1997, continues to be subject to an investigation by the District of Columbia Office of Inspector General (OIG). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. FH Services had acted as the program's fiscal agent intermediary for more than 20 years. The OIG report included allegations that, from 1993 to 1996, FH Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. We do not believe that the outcome of the claim or the investigation will materially affect our business or financial position.


 Item 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2002.

                   Executive Officers of the Company

 Name                    Age     Position
 ---------------------   ----    -------------------------------------------
 James C. Smith           62     Chairman of the Board
                                   Member of Board of Directors

 Edward L. Wristen        51     President and Chief Executive Officer
                                   Member of Board of Directors

 A. Lee Dickerson         53     Executive Vice President

 Patrick G. Dills         49     Executive Vice President, Sales and
                                   President, CCN

 Joseph E. Whitters       44     Vice President, Finance and Chief Financial
                                   Officer


   James C. Smith has served as Chairman of the Board since January 2001. He had served as the Chief Executive Officer from January 1984 through December 2001.

   Edward L. Wristen joined First Health in November 1990 as Director of Strategic Planning. He served in various senior and executive level positions from 1991 through August 1998. In September 1998, Mr. Wristen became Chief Operating Officer. In January 2001, Mr. Wristen became President of the Company. In January 2002, Mr. Wristen became Chief Executive Officer of the Company. Mr. Wristen has over 20 years experience in the health care industry.

   A. Lee Dickerson joined First Health in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 20 years experience in the health care industry.

   Patrick G. Dills joined First Health in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January 1994 and to Executive Vice President, Sales in 1998. He was appointed President of CCN in August 2001.

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

                                PART II


 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

   Our common stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since our corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of our common stock on the Nasdaq National Market and the approximate number of holders of record of our common stock is set forth under "Common Stock" in our 2002 Annual Report to Stockholders. Information concerning our dividend policy is set forth under "Dividend Policy" in our 2002 Annual Report to Stockholders. All such information is incorporated herein by reference.


 Item 6.   Selected Financial Data.
           -----------------------

   Selected financial data for each of our last five fiscal years is set forth under "Selected Financial Data" in our 2002 Annual Report to Stockholders. Such information is incorporated herein by reference.


 Item 7.   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operation.
           --------------------

   The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Stockholders and is incorporated herein by reference.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
           ----------------------------------------------------------

   The disclosures required by this item are contained in our 2002 Annual Report under the caption "Market Risk" and are incorporated herein by reference.


 Item 8.   Financial Statements and Supplementary Data.
           -------------------------------------------

   The financial statements required by this item are contained in our 2002 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.

   Financial Statements:                                         Page No.
   --------------------                                          -------
   Report of Independent Auditors                                  35

   Consolidated Balance Sheets as of
      December 31, 2001 and 2002                                  36-37

   Consolidated Statements of Operations for the Years Ended
      December 31, 2000, 2001 and 2002                             38

   Consolidated Statements of Comprehensive Income for the Years
      Ended December 31, 2000, 2001 and 2002                       39

   Consolidated Statements of Cash Flows for the
      Years Ended December 31, 2000, 2001 and 2002                40-41

   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2000, 2001 and 2002                42-43

   Notes to Consolidated Financial Statements                     44-62


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

                                PART III


 Item 10.  Directors and Executive Officers of the Registrant.
           --------------------------------------------------

   Certain information regarding our executive officers is set forth under the caption "Executive Officers of the Company" in Part I. Other information regarding our executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 13, 2003 (the "Proxy Statement"), and such information is incorporated herein by reference.


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


 Item 14.  Controls and Procedures
           -----------------------

   Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

 There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                   PART IV


 Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
           ---------------------------------------------------------------

   (a)  The following documents are filed as part of this report:

           (1) The Index to Financial Statements is set forth on pages 27 and 28 of this report.

           (2)  Consolidated  Financial Statements Schedules:
                Schedule II - Valuation and Qualifying Accounts and Reserves.
                Schedule IV - Reinsurance

           (3)  Exhibits

   (b) Reports on Form 8-K:

         None

                                    First Health Group Corp.
                  Schedule II - Valuation and Qualifying Accounts and Reserves
                          Years Ended December 31, 2002, 2001 and 2000


                                  Balance at     Additions Charged  Adjustments      Balance at
                                   Beginning      to Revenues or        and            End of
 Description                       of Period         Expenses       Charge-offs        Period
 ------------                      ----------       ----------      -----------      ----------
 Year Ended December 31, 2002
 -----------------------------
  Allowance for Doubtful Accounts $14,327,000      $   600,000     $   (145,000)(2) $14,782,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $18,152,000      $23,893,000     $   (818,000)    $41,227,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $36,475,000      $ 2,250,000(1)  $(27,332,000)(3) $11,393,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 2001:
 -----------------------------
  Allowance for Doubtful Accounts $10,811,000      $ 4,003,000(2)  $   (487,000)    $14,327,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $23,401,000      $(4,435,000)    $   (814,000)    $18,152,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $ 4,249,000      $41,113,000(1)  $ (8,887,000)    $36,475,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 2000:
 ----------------------------
  Allowance for Doubtful Accounts $10,844,000      $        --     $    (33,000)    $10,811,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $14,203,000      $ 9,229,000     $    (31,000)    $23,401,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $ 5,149,000      $        --     $   (900,000)    $ 4,249,000
                                   ==========       ==========      ===========      ==========

   (1) Additions in 2001 represent accrued restructuring expenses that were included in the purchase accounting adjustments related to the acquisition of CCN Managed Care, Inc., not charged to expenses. In
       2002, additions include accrued restructuring expenses that were included in the purchase accounting adjustments related to the CAC and HCVM acquisitions, not charged to expenses.

   (2) Additions in 2001 represent allowance for doubtful accounts that were included in the purchase accounting adjustments related to the acquisition of CCN Managed Care, Inc., not charged to expenses. In
       2002, adjustments include a $3 million reduction related to the true-up of the CCN allowance for doubtful accounts.

   (3) Amount includes a reclass of $5.2 million of purchase accounting reserves to deferred income tax liability. Amount also includes a $14.4 million reduction to the CCN restructuring reserve for a true-up of the liability amounts.

   (4) Contractual reserves represent reserves for items such as non-covered services, ineligible members, other insurance, performance guarantees, etc. These amounts are netted against gross accounts receivable in the consolidated balance sheets.


                           First Health Group Corp.
                          Schedule IV - Reinsurance
                 Years Ended December 31, 2002, 2001 and 2000

                                                                                         Percentage
                                                    Ceded          Assumed                of Amount
                                    Gross          to Other      from Other       Net      Assumed
                                    Amount         Companies      Companies      Amount    to Net
                                 -----------   --------------    ----------    ----------    ---
   Year ended 12/31/02:
   -------------------
   Life insurance in force:      $157,963,000  $  (150,501,000)  $ 5,420,000  $12,882,000     42%
                                  ===========   ==============    ==========   ==========    ===
   Premiums:
      Life insurance                1,813,000       (1,705,000)       32,000      140,000     23%
      Accident and health
         insurance                 18,986,000       (4,142,000)      557,000   15,401,000      4%
                                  -----------   --------------    ----------   ----------    ---
   Total premiums                $ 20,799,000  $    (5,847,000)  $   589,000  $15,541,000      4%
                                  ===========   ==============    ==========   ==========    ===

   Year ended 12/31/01:
   -------------------
   Life insurance in force:      $172,677,000  $  (163,781,000)  $        --  $ 8,896,000     --%
                                  ===========   ==============    ==========   ==========    ===
   Premiums:
      Life insurance                2,129,000       (2,032,000)       37,000      134,000     28%
      Accident and health
         insurance                 16,491,000       (2,860,000)      907,000   14,538,000      6%
                                  -----------   --------------    ----------   ----------    ---
   Total premiums                $ 18,620,000  $    (4,892,000)  $   944,000  $14,672,000      6%
                                  ===========   ==============    ==========   ==========    ===

   Year ended 12/31/00:
   -------------------
   Life insurance in force:      $195,112,000  $  (185,455,000)  $        --  $ 9,657,000     --%
                                  ===========   ==============    ==========   ==========    ===
   Premiums:
      Life insurance                4,064,000       (3,906,000)       42,000      200,000     21%
      Accident and health
         insurance                 13,614,000       (2,853,000)    1,214,000   11,975,000     10%
                                  -----------   --------------    ----------   ----------    ---
   Total premiums                $ 17,678,000  $    (6,759,000)  $ 1,256,000  $12,175,000     10%
                                  ===========   ==============    ==========   ==========    ===


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

                          FIRST HEALTH GROUP CORP.

                          By:  /s/Edward L. Wristen
                          ----------------------------
                          Edward L. Wristen, President
                          and Chief Executive Officer

 Date:  March 24, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2003:


           Signature                              Title
 ------------------------------        ------------------------------------

 /s/James C. Smith                     Chairman of the Board
 ------------------------------        Director
 James C. Smith

 /s/Edward L. Wristen                  President and Chief Executive Officer
 ------------------------------        Director (Principal Executive Officer)
 Edward L. Wristen

 /s/Joseph E. Whitters                 Vice President, Finance and Chief
 ------------------------------        Financial Officer (Principal Financial
 Joseph E. Whitters                    and Accounting Officer)

 /s/Michael J. Boskin                  Director
 ------------------------------
 Michael J. Boskin

 /s/Daniel Brunner                     Director
 ------------------------------
 Daniel Brunner

 /s/Raul Cesan                         Director
 ------------------------------
 Raul Cesan

 /s/Robert S. Colman                   Director
 ------------------------------
 Robert S. Colman

 /s/Ronald H. Galowich                 Director
 ------------------------------
 Ronald H. Galowich

 /s/Harold S. Handelsman               Director
 ------------------------------
 Harold S. Handelsman

 /s/Don Logan                          Director
 ------------------------------
 Don Logan

 /s/William Mayer                      Director
 ------------------------------
 William Mayer

 /s/John C. Ryan                       Director
 ------------------------------
 John C. Ryan

 /s/David Simon                        Director
 ------------------------------
 David Simon

                                CERTIFICATIONS


 I, Edward L. Wristen, certify that:

 1.   I have reviewed this annual report on Form 10-K of First Health Group
      Corp.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: March 26, 2003

      /s/ Edward L. Wristen
      President and Chief Executive Officer

 I, Joseph E. Whitters, certify that:

 1.   I have reviewed this annual report on Form 10-K of First Health Group
      Corp.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: March 26, 2003

       /s/ Joseph E. Whitters
      Vice President, Finance and Chief Financial Officer

 INDEPENDENT AUDITORS' REPORT


 Board of Directors and Stockholders
 First Health Group Corp.
 Downers Grove, IL  60515

 We have audited the consolidated financial statements of First Health Group Corp. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 and have issued our report thereon, dated February 14, 2003 (which expressed an unqualified opinion and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"); such consolidated financial statements and report are included in the Company's 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management.
 Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE LLP

 Chicago, Illinois
 February 14, 2003

                                INDEX TO EXHIBITS

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

  3.1.   Restated Certificate of Incorporation of the Company.
         {3.1} (1)

  3.2. Amendment to Restated Certificate of Incorporation of the Company. {3.2} (4)

  3.3. Restated Certificate of Designation of Preferences, Rights and Limitations. {3.3} (1)

  3.4.   Amended and Restated By-Laws of the Company. {3.4} (1)

  3.5.   Amendment, dated as of May 20, 1987, to Amended and
         Restated By-Laws of the Company {3. 5} (2)

  3.6.   Amendment to Amended and Restated By-Laws of the
         Company.{3.6} (3)

  3.7.   Amendment to Amended and Restated By-Laws of the Company.{3.7} (3)

  4.     Specimen of Stock Certificate for Common Stock. {4} (2)

 10.1.   Form of Consulting Physician Agreement, {10.1} (2)

 10.2.   Form of Consulting Specialist Agreement. {10.2} (2)

 10.3.   1995 Employee Stock Option Plan.  (10.3) (5)

 10.4. Agreement dated as of September 1, 1995 between HealthCare COMPARE Corp. and Electronic Data Systems. {10.4} (6)

 10.5. Stock Purchase Agreement among HealthCare COMPARE Corp., First Financial Management Corporation and First Data
         Corporation dated as of May 22, 1997, incorporated by reference from the Company's Second Quarter 1997 Form 10-Q dated August 13, 1997. {10.5} (7)

 10.6.   1998 Stock Option Plan {10.6} (8)

 10.7.   1998 Directors Stock Option Plan {10.7} (9)

 10.8. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Ed Wristen. {10.8} (10)

 10.9. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Susan T. Smith. {10.9} (10)

 10.10. Employment Agreement dated May 1, 1999 between First Health Group Corp. and A. Lee Dickerson. {10.10} (10)

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

 10.11. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters. {10.11} (10)

 10.12. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.12} (10)

 10.13. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.13} (11)

 10.14. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.14} (11)

 10.15.   2001 Stock Option Plan {10.15} (12)

 10.16. Option Agreements dated March 20, 2002 between First Health Group Corp. and Edward L. Wristen. {10.16} (13)

 10.17.   Director's Stock Option Plan {10.17} (14)

 10.18.   2002 Stock Option Plan {10.18} (15)

 10.19. Stock Purchase Agreement dated as of May 18, 2002, among the Company and HCA-the Healthcare Company and VH Holdings,
          Inc. {10.19} (16)

 10.20. Agreement and Acknowledgment with respect to the Stock Purchase Agreement, dated as of August 16, 2002, among the Company and HCA-the Healthcare Company and VH Holdings, Inc.
          {10.20} (16)

 10.21. Credit Agreement among the Company as borrower, Bank of America, N.A. as administrative agent, certain subsidiaries of the Company as guarantors; and other financial institutions party thereto as lenders {10.21} (17)

 10.22. Employment Agreement dated January 1, 2002, as amended on September 17, 2002 between First Health Group Corp. and
          James C. Smith

 10.23.   2002 Restatement of the First Health Group Corp. Retirement
          Savings Plan.

 10.24. First Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan.

 10.25. Second Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan.

 10.26. Health Benefits Services Agreement dated as of January 1, 2003, among the National Postal Mail Handlers Union and First
          Health Group Corp.

 10.27. Agreement dated as of April 15, 2002, among the National Postal Mail Handlers Union, First Health Life and Health Insurance Company, Cambridge Life Insurance Company and
          Federal Employee Plans, Inc.

 11.     Computation of Basic and Diluted Earnings Per Share.

 13.     2002 Annual Report to Stockholders.

 21.     Subsidiaries of the Company.

 23.     Consent of Deloitte & Touche LLP

 99.1. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Edward L. Wristen

 99.2. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joseph E. Whitters

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

 (1)     Registration Statement on Form S-1 ("Registration
         Statement"), as filed with the Securities and Exchange
         Commission on April 17, 1987.

 (2) Amendment No. 2 to Registration Statement, as filed with the Securities and Exchange Commission on May 22, 1987.

 (3) Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on July 12, 1988.

 (4) Annual Report on Form 10-K for the year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 30, 1991.

 (5) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

 (6) Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

 (7) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

 (8) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (9) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (10) Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 24, 2001.

 (11) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2002

 (12) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2002

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

 (13) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (14) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (15) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (16) Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2002.

 (17) Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2002.