Form 10-Q
period 2003-03-31
FIRST HEALTH GROUP CORP
filed 2003-05-01
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2003

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on April 28, 2003, was 95,358,143.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - Assets at March 31, 2003
         and December 31, 2002 ..................................      3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at March 31, 2003 and December 31, 2002..........      4

       Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002 ..........................      5

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2003 and 2002 .............      5

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002 ..........................     6-7

       Notes to Consolidated Financial Statements ...............     8-12

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ............    13-19

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk ....................................     20

       Item 4. Controls and Procedures ..........................     20

 Part II. Other Information

       Item 1. Legal Procedures .................................     21

       Item 6. Exhibits and Reports on Form 8-K .................     21

 Signatures......................................................     22

 PART I. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 -----------------------------------------------------------------------------
                                                       March 31,    December 31,
 ASSETS                                                  2003           2002
                                                      ---------      ---------
 Current Assets:
   Cash and cash equivalents .....................   $   23,207     $   20,852
   Short-term investments ........................        5,420          1,304
   Accounts receivable, less allowances for
      doubtful accounts of $14,696 and
      $14,782 respectively........................       83,971         69,981
   Deferred income taxes .........................       35,240         35,255
   Other current assets ..........................       17,463         16,183
                                                      ---------      ---------
   Total current assets ..........................      165,301        143,575

 Long-Term Investments:
   Marketable securities .........................       64,279         67,880
   Other .........................................       62,543         62,676
                                                      ---------      ---------
                                                        126,822        130,556
                                                      ---------      ---------
 Property and Equipment:
   Land, buildings and improvements ..............       98,270         97,826
   Computer equipment and software ...............      235,632        222,796
   Office furniture and equipment ................       34,943         34,518
                                                      ---------      ---------
                                                        368,845        355,140
   Less accumulated depreciation and
      amortization................................     (163,721)      (149,637)
                                                      ---------      ---------
   Net property and equipment ....................      205,124        205,503
                                                      ---------      ---------
 Goodwill.........................................      282,781        279,447

 Intangible assets, less accumulated amortization
   of $5,591 and $4,541, respectively ............       53,036         54,086

 Reinsurance recoverable..........................       25,404         26,185

 Other Assets.....................................        3,894          4,009
                                                      ---------      ---------
                                                     $  862,362     $  843,361
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 -----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         2003          2002
                                                      ---------      ---------
 Current Liabilities:
   Accounts payable ..............................   $   52,401     $   50,841
   Accrued expenses ..............................       49,021         53,535
   Claims reserves ...............................       13,141         14,235
   Income taxes payable ..........................       30,198         23,765
                                                      ---------      ---------
   Total current liabilities .....................      144,761        142,376

 Long-Term Debt...................................      185,000        120,000
 Claims Reserves - Non-Current....................       25,404         26,185
 Deferred Taxes...................................      114,608        114,692
 Other Non-Current Liabilities....................       26,322         25,962
                                                      ---------      ---------
   Total liabilities .............................      496,095        429,215

 Commitments and Contingencies....................           --             --

 Stockholders' Equity:
   Common stock ..................................        1,353          1,344
   Additional paid-in capital ....................      318,137        304,663
   Retained earnings .............................      556,088        519,247
   Stock option loan receivable ..................          (55)          (287)
   Accumulated other comprehensive income ........          601            764
   Treasury stock, at cost .......................     (509,857)      (411,585)
                                                      ---------      ---------
   Total stockholders' equity ....................      366,267        414,146
                                                      ---------      ---------
                                                     $  862,362     $  843,361
                                                      =========      =========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003           2002
                                                      ---------      ---------
 Revenues.........................................   $  213,753     $  169,361
                                                      ---------      ---------
 Operating expenses:
   Cost of services ..............................       96,177         72,972
   Selling and marketing .........................       21,036         17,078
   General and administrative ....................       15,207         11,393
   Healthcare benefits ...........................        5,162          3,781
   Depreciation and amortization .................       15,126         12,972
                                                      ---------      ---------
                                                        152,708        118,196
                                                      ---------      ---------

 Income from operations...........................       61,045         51,165

 Other (income) expense:
   Interest expense ..............................        1,267          1,316
   Interest income ...............................       (1,368)        (1,628)
                                                      ---------      ---------
 Income before income taxes.......................       61,146         51,477
 Income taxes.....................................      (24,305)       (20,463)
                                                      ---------      ---------
 Net income.......................................   $   36,841     $   31,014
                                                      =========      =========

 Weighted average shares outstanding - basic             96,866        100,257
                                                      =========      =========
 Net income per common share - basic..............   $      .38     $      .31
                                                      =========      =========
 Weighted average shares outstanding - diluted....       99,456        104,443
                                                      =========      =========
 Net income per common share - diluted............   $      .37     $      .30
                                                      =========      =========

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands, except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003           2002
                                                      ---------      ---------

 Net income.......................................   $   36,841     $   31,014
                                                      ---------      ---------
 Unrealized losses on securities, before tax               (246)          (533)
 Income tax benefit related to items of other
   comprehensive income...........................           83            183
                                                      ---------      ---------
 Other comprehensive loss.........................         (163)          (350)
                                                      ---------      ---------
 Comprehensive income.............................   $   36,678     $   30,664
                                                      =========      =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands, except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003           2002
                                                      ---------      ---------
 Cash flows from operating activities:
   Net Income ....................................   $   36,841     $   31,014
                                                      ---------      ---------
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization ...............       15,126         12,972
     Change in allowance for uncollectible
       receivables................................          (86)         1,491
     Provision for deferred income taxes .........           14            (34)
     Tax benefits from stock options exercised ...        3,278          2,237
     Other, net ..................................         (587)           429

 Changes in Assets and Liabilities
   (net of effects of acquired businesses):
     Accounts receivable .........................      (13,904)        (2,954)
     Other current assets ........................       (1,280)         7,466
     Reinsurance recoverable .....................          781            897
     Accounts payable and accrued expenses........       (2,954)           486
     Claims reserves .............................       (1,875)        (1,071)
     Income taxes payable ........................        6,433          9,321
     Non-current assets and liabilities ..........          475            539
                                                      ---------      ---------
   Net cash provided by operating activities             42,262         62,793
                                                      ---------      ---------
 Cash flows from investing activities:
   Purchases of investments ......................      (12,142)       (15,435)
   Sales of investments ..........................       12,145         15,928
   Acquisition of business, net of cash acquired..       (3,334)            --
   Assets held for sale ..........................           --         (1,606)
   Purchase of property and equipment ............      (13,705)        (7,317)
                                                      ---------      ---------
   Net cash used in investing activities..........      (17,036)        (8,430)
                                                      ---------      ---------
 Cash flows from financing activities:

   Purchase of treasury stock ....................      (97,772)            --
   Proceeds from issuance of long-term debt.......       95,000             --
   Repayment of long-term debt ...................      (30,000)       (57,500)
   Proceeds from issuance of common stock.........        9,669          6,277
   Stock option loan repayments ..................          232             --
                                                      ---------      ---------
   Net cash used in financing activities .........      (22,871)       (51,223)
                                                      ---------      ---------
 Net increase in cash and cash equivalents........        2,355          3,140

 Cash and cash equivalents, beginning of period ..       20,852         14,001
                                                      ---------      ---------
 Cash and cash equivalents, end of period.........   $   23,207     $   17,141
                                                      =========      =========


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands, except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003           2002
                                                      ---------      ---------
 Supplemental cash flow data:

 Stock options exercised in exchange
   for common stock...............................   $      500     $       --

 Health care benefits paid........................       (6,217)        (4,275)

 Interest paid....................................       (1,050)        (1,152)

 Interest income received.........................          600            603

 Income taxes paid, net...........................      (14,592)           (87)

 Acquisition of businesses:
   Goodwill ......................................   $    3,334     $       --


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
 ----------------------------------------------------------------------------

 1.  The unaudited  financial statements  herein have  been  prepared by  the
     Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2002. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2002 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. In conjunction with the acquisition of CCN Managed Care, Inc. ("CCN") the Company recorded as part of the purchase price reserves for restructuring and integration costs as part of an overall plan to reduce operating expenses and integrate the business of the acquired companies. The specific actions included in the restructuring plan were substantially complete by December 31, 2002. Components of the purchase reserve are as follows:

                                            Accrual
        (in thousands)            Total     Balance    Amount    Balance
        --------------           Charges   12/31/02     Paid     3/31/03
                                  ------     ------    -----      ------
        Severance and related    $13,712    $ 1,536   $ (478)    $ 1,058
        Facilities integration    10,370      1,117     (217)        900
        Contract losses           10,000        296      193         489
        Other reserves             7,031      1,031        -       1,031
                                  ------     ------    -----      ------
                                 $41,113    $ 3,980   $ (502)    $ 3,478
                                  ======     ======    =====      ======

     The restructuring plan included the reduction of employees from various offices with $0.5 million being charged to the purchase reserve during the quarter ended March 31, 2003. The severance and related benefits accrued at March 31, 2003 represent costs for payments over the next nine months for headcount reductions already incurred.

     The majority of the facilities integration costs have been incurred to consolidate CCN's offices with $0.2 million being charged to the purchase reserve during the quarter ended March 31, 2003. The majority of the remaining facilities integration costs are expected to be incurred during 2003.

     Contract losses relate to the anticipated net loss to be incurred on an assumed contract to provide certain screening services to individuals who have agreed to be bound by a proposed settlement in a legal matter with $0.2 million being reimbursed during the quarter ended March 31, 2003.

     Other reserves represent various operational liabilities the Company has incurred to fully integrate the Company's operations. No other reserves were charged to the purchase reserve during the quarter ended March 31, 2003.

     On May 1, 2002, the Company completed the acquisition of HealthCare Value Management ("HCVM") for an initial purchase price of $24 million. The Company paid an additional $6.4 million in March of 2003 based upon certain financial performance measures that HCVM has met.

     Purchase price has been allocated as follows
       (in thousands):
     Fair value of tangible assets acquired                     $    654
     Goodwill                                                     24,618
     Intangible assets acquired                                    5,658
     Liabilities assumed                                            (239)
     Liability for restructuring and integration costs              (250)
                                                                 -------
                                                                $ 30,441
                                                                 =======

     On July 1, 2002, the Company acquired the stock of Claims Administration Corporation ("CAC"), a subsidiary of Continental Casualty Company, for a purchase price of $18 million.

          Purchase price has been allocated as follows
            (in thousands):
          Fair value of tangible assets acquired                $  9,111
          Goodwill                                                 6,758
          Intangible assets                                        9,155
          Liabilities assumed                                     (5,024)
          Liability for restructuring and integration costs       (2,000)
                                                                 -------
                                                                $ 18,000
                                                                 =======
 3.  Acquired Intangible Assets

                           As of March 31, 2003
                                                   Gross
                                                 Carrying   Accumulated
                  (in thousands)                  Amount    Amortization
                  --------------                  ------    ------------
      Amortized intangible assets
       Customer contracts and relationships      $48,700      $ 5,066
       Provider Contracts                          9,927          525
                                                  ------       ------
       Total                                     $58,627      $ 5,591
                                                  ======       ======

     Customer contracts and relationships represent value added to the Company's business for existing long-term contracts and long-term business relationships. Provider contracts represent additions to the First Health[R] Network that the Company has acquired. The aggregate amortization expense recorded during the three months ended March 31, 2003 was $1,050,000. The estimated amortization expense for each of the years ending December 31, 2003 through 2007 is $7,056,000.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                   (in thousands)            Amount
                   --------------            -------
              Balance, January 1, 2003      $279,447
              Goodwill acquired                   --
              Other changes                    3,334
                                             -------
              Balance, March 31, 2003       $282,781
                                             =======

     The other goodwill adjustments represent the final amounts paid related to the HCVM acquisition.

 4. Accounts receivable reserves for client-specific items were $40.9 million and $41.2 million as of March 31, 2003 and December 31, 2002, respectively. Client-specific reserves, for matters such as ineligible members and contractual terms, are netted against the gross accounts receivable balance in the Consolidated Balance Sheets. Allowance for doubtful accounts reserves were $14.7 million and $14.8 million as of March 31, 2003 and December 31, 2002, respectively. Client-specific reserves and the allowance for doubtful accounts are established based on historical experience, current economic circumstances and contractual arrangements and are adjusted monthly based upon updated information.

 5. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized loss in market value of $163,000, net of deferred income taxes, for the three month period ended March 31, 2003. The net unrealized gain as of March 31, 2003, included as a component of stockholders' equity, was $601,000, net of deferred income taxes. The Company has seven separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of March 31, 2003 and December 31, 2002 was $54.6 million and $54.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $0.8 million for both the three months ended March 31, 2003 and 2002, and is included in interest income. Approximately 90% of this partnership is owned by parties related to a former member of the Company's Board of Directors.

 6. The Company's Board of Directors approved the repurchase of up to 15 million shares of the Company's outstanding common stock under a prior authorization. In 2002, the Board approved a new authorization to repurchase up to an additional 10 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the quarter ended March 31, 2003, the Company repurchased 4,196,000 shares on the open market for approximately $97.8 million. The Company did not repurchase any shares during the quarter ended March 31, 2002. As of March 31, 2003, approximately 6.5 million shares remain available for repurchase under the Company's current repurchase authorization.

 7. Weighted average shares outstanding increased for diluted earnings per share by 2,590,000 and 4,186,000 for the three months ended March 31, 2003 and 2002, respectively, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for both the three months ended March 31, 2003 and 2002, due to the effect of stock options outstanding.

 8. At March 31, 2003, the Company has various stock-based employee compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements (in the 2002 Annual Report on Form 10-K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (other than compensation cost for consultants), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to all outstanding and unvested awards in each period (in thousands except EPS):

                         Three Months Ended March 31,
                         ----------------------------
                                                             2003      2002
                                                            ------    ------
      Net Income, as reported                              $36,841   $31,014

      Add:    Stock-based employee compensation expense
              included in reported net income, net of
              related tax effects.                              36        --

      Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of related tax
              effects                                       (2,481)   (2,814)
                                                            ------    ------
      Pro forma net income                                 $34,396   $28,200
                                                            ======    ======
      Earnings per share:
            Basic, as reported                             $   .38   $   .31
            Basic, pro forma                               $   .36   $   .28

            Diluted, as reported                           $   .37   $   .30
            Diluted, pro forma                             $   .35   $   .27


 9. Effective January 1, 2003, the Company adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

     Effective January 1, 2003, the Company adopted Interpretation No. 45, ("FIN 45") "Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The adoption of FIN 45 had no impact on the Company's financial position, results of operations or cash flows.

 10. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. On April 23, 2003, the Company settled an investigation by the District of Columbia Office of Inspector General ("OIG") involving the Company's wholly owned subsidiary, First Health Services Corporation ("Services"). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for more than 20 years. The OIG report included allegations that from 1993 to 1996, Services, in its role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company contributed $5.5 million to a $13 million settlement and release of all future claims. The $5.5 million was fully reserved at the time of the acquisition of Services. The remaining $7.5 million of the settlement was contributed by the former owner of Services. The Company and Services have denied all liability for the claims.

     The Company's largest client (Mail Handlers Benefit Plan) generated revenue of approximately $160 million in 2002 or 21% of total revenues. This amount is net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of March 31, 2003, the Plan has approximately $350 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of March 31, 2003. There are no known Plan deficits as of March 31, 2003.

     FIN 45 requires the Company to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material.


 First Health Group Corp. and Subsidiaries
 Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
 (Unaudited)
 -----------------------------------------------------------------------------

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses, or if the Company does not successfully integrate the recently acquired Mail Handlers Benefit Plan administrative assets (discussed below), then the Company may not achieve its anticipated 2003 financial results.

 Significant Developments
 ------------------------

    Overview
    --------
   The following information concerning significant business developments is important to understanding the comparability of the 2003 and 2002 financial results.

    Mail Handlers Benefit Plan
    --------------------------
   The Company assumed the responsibility for supporting the Mail Handlers Benefit Plan (the "Plan"), including claims administration for the Plan, effective July 1, 2002. The comparable results for the quarter ended March 31, 2002 included only the prior PPO business of the Plan. The Plan is the Company's largest customer with revenues earned of approximately $52 million, or 24% of total Company revenue, during the quarter ended March 31, 2003.

    CCN Purchase Reserve
    --------------------
   The Company charged approximately $0.5 million against the CCN purchase reserve during the quarter ended March 31, 2003. The majority of these charges were for severance and related benefits. The purchase reserve balance was $3.5 million as of March 31, 2003.

 Results of Operations
 ---------------------
      The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage-of-savings basis or on a predetermined contractual basis. As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

      The Company is now reporting revenue in a new format, divided between Commercial business and Public Sector business. The Commercial business is segregated between Group Health revenue and Workers' Compensation revenue. Group Health revenue is further segregated between PPO services, PPO plus Administration Services and Premium revenue. Workers' Compensation revenue is segregated between PPO services and PPO plus Administration Services. Management believes this revenue format better reflects how customers purchase and how the Company sells its services.

      The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively:

   Sources of Revenue
                                              ($ in thousands)
                                        Three Months Ended March 31,
                                       ------------------------------
                                        2003      %      2002      %
                                       -------  ----    -------  ----
      Commercial Revenue:
        Group Health:
          PPO                         $ 40,859   19%   $ 62,859   37%
          PPO plus Administration
            Services                    88,941   42      33,992   20
          Premiums                       4,235    2       4,010    2
                                       -------  ----    -------  ----
           Total Group Health          134,035   63     100,861   60
                                       -------  ----    -------  ----
        Workers' Compensation:
          PPO                           15,152    7      13,117    8
          PPO plus Administration
            Services                    24,985   12      26,083   15
                                       -------  ----    -------  ----
           Total Workers' Compensation  40,137   19      39,200   23
                                       -------  ----    -------  ----
      Total Commercial Revenue         174,172   82     140,061   83
                                       -------  ----    -------  ----
      Public Sector Revenue             39,581   18      29,300   17
                                       -------  ----    -------  ----
      Total Revenue                   $213,753  100%   $169,361  100%
                                       =======  ====    =======  ====

      Total revenue for the three months ended March 31, 2003 of nearly $214 million increased $44.4 million (26%) from the first quarter of 2002. The components of the Company's quarterly revenue are as follows:

      Group Health revenue of $134.0 million for the three months ended March 31, 2003 increased $33.2 million (33%) from the comparable period of 2002. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. Group Health PPO services for the three months ended March 31, 2003 decreased $22.0 million (35%) from the comparable period of 2002 as clients, especially Mail Handlers, are taking advantage of a full array of the Company's services. As these clients purchase additional services, the revenue is then reported under the PPO plus Administration Services caption. PPO plus Administration Services revenue for the three months ended March 31, 2003 increased $54.9 million (162%) due to numerous new clients that have been added this year, existing clients utilizing more services and the addition of new medical providers to our PPO network. Premium revenue for the three months ended March 31, 2003 increased $0.2 million (6%) from the comparable period of 2002 as a result of new and existing clients that were sold stop-loss insurance contracts.

      Workers' Compensation revenue of $40.1 million for the three months ended March 31, 2003 increased $0.9 million (2%) from the comparable period of 2002. Although this business has grown, the growth has been limited due to some historic workers' compensation clients that have exited various markets.

      Public Sector revenue of $39.6 million for the three months ended March 31, 2003 increased $10.3 million (35%) from the same period of 2002. This increase is due primarily to new clients, such as the State of Nevada, and increased activities, especially in pharmacy benefit administration, for various state Medicaid and entitlement programs.

   Cost of services increased $23.2 million (32%) for the three months ended March 31, 2003 from the comparable period in 2002 due primarily to the inclusion of costs associated with the administration of the Plan. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 45% for the three months ended March 31, 2003, respectively, from 43% in the comparable period last year. The increase as a percentage of revenue is due primarily to the addition of costs associated with the administration of the Plan.

   Selling and marketing costs for the three months ended March 31, 2003 increased $4.0 million (23%) from the comparable period in 2002 primarily as a result of the addition of costs associated with the administration of the Plan. To a lesser extent, the increase in selling and marketing costs is due to the addition of new sales personnel.

   General and administrative costs for the three months ended March 31, 2003 increased $3.8 million (33%) from the comparable period in 2002 due primarily to the inclusion of costs associated with the administration of the Plan.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $1.4 million (37%) for the three months ended March 31, 2003 from the comparable period of 2002. This increase was due primarily to new client activity and unusually high medical claims in the period. The loss ratio (healthcare benefits as a percent of premium revenue) was 122% for the three months ended March 31, 2003 compared to 94% for the comparable period of 2002. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $2.2 million (17%) for the three months ended March 31, 2003 from the comparable period in 2002 due primarily to increased infrastructure investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Interest income for the three months ended March 31, 2003 decreased $0.3 million (16%) from the comparable period of 2002. Interest income has remained fairly constant, as the Company has used much of its available cash to repay debt and repurchase its common stock.

   Interest expense for the three months ended March 31, 2003 decreased $0.1 million (4%) from the comparable period in 2002. Interest expense has remained fairly constant as the average debt outstanding has remained fairly constant between the comparable periods. The effective interest rate on March 31, 2003 was approximately 3% per annum and the Company had $185 million of debt outstanding.

   Net income for the three months ended March 31, 2003 increased $5.8 million (19%) from the comparable period of 2002. This increase is due primarily to the increase in revenue as well as the synergies achieved in combining CCN and First Health and, to a lesser extent, the other factors discussed above.

   Diluted net income per common share for the three months ended March 31, 2003 increased 23% to $.37 per share from the comparable period of 2002. The increase in net income per common share was favorably impacted by the repurchase of 4.2 million shares of Company common stock during the three months ended March 31, 2003. For the three months ended March 31, 2003, diluted common shares outstanding decreased 5% from the comparable period of 2002.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $20.5 million in working capital on March 31, 2003 compared with working capital of $1.2 million at December 31, 2002. Through the first three months of the year, operating activities provided $42.3 million of cash. Investment activities used $17.0 million of cash representing purchases of fixed assets of $13.7 million and acquisition payments of $3.3 million (related to the HCVM acquisition). Financing activities used $22.9 million of cash representing $97.8 million in purchases of Company common stock partially offset by $9.7 million in proceeds from issuance of common stock (representing 0.8 million shares), $65.0 million in proceeds from debt issuance (net of $30.0 million in debt repayment) and $0.2 million in stock option loan repayments.

   The Company's outstanding debt at March 31, 2003 increased to $185 million from $120 million at December 31, 2002 as the Company borrowed funds against its credit facility to finance repurchases of its common stock. The Company has no off-balance sheet financing arrangements or material long-term purchase obligations.

 The following table summarizes the contractual obligations the Company has outstanding as of March 31, 2003:

   (in thousands)
   ---------------------------------------------------------------------
   Years Ending                             Revolving Line
   December 31,                   Leases       of Credit         Total
   ---------------------------------------------------------------------
   2003                        $  9,692        $     --        $   9,692
   2004                          10,344              --           10,344
   2005                           8,242              --            8,242
   2006                           4,957              --            4,957
   2007                           3,848         185,000          188,848
   Thereafter                     7,282              --            7,282
   ---------------------------------------------------------------------
   Total                       $ 44,365        $185,000        $ 229,365
   ---------------------------------------------------------------------

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 Critical Accounting Policies
 ----------------------------
       The consolidated financial statements are prepared with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. To the extent that the estimates used differ from actual results, adjustments to the statement of operations and the balance sheet would be necessary. Some of the more significant estimates include the recognition of revenue, allowance for doubtful accounts and insurance claim reserves. The Company uses the following techniques to determine estimates:

     Revenue recognition - The Company receives revenues for PPO services, claims administration services, fee schedule services, clinical cost management and other services on a predetermined contractual basis (such as a percentage of the derived savings). Revenues on a percentage of savings basis for PPO services are recognized based upon client claims processed. Additionally, the Company records revenues based upon a fixed fee per covered participant, and the fee varies depending upon the programs selected or on a per-transaction basis. Within the Company's public sector business, the Company has certain contracts to develop software for Medicaid claims adjudication. The Company's policy is to recognize revenue for services under these contracts as milestones are met and customer acknowledgment of such achievement of milestones is received.

     PPO revenue and, to a lesser extent, claims administration revenue are recognized net of estimated fees associated with claims that a client is not responsible for reimbursing (such as claims from ineligible members, non-insured services and other insurance being the primary payor). In a limited number of cases, client contracts include performance guarantees. Adjustments to revenue related to guarantee amounts are recognized as known and/or earned. In other cases, estimates are made of the annual savings rates and revenues are recognized in accordance with these estimates. Periodically, specific client-related accounts receivable issues may impact revenue recognition including issues where a client disputes specific items from the current year's monthly billings.

     Allowance for doubtful accounts - The allowance for doubtful accounts is maintained at an amount management considers appropriate in relation to the outstanding receivable balance based on factors such as portfolio credit risk quality, historical loss experience and current economic circumstances. These factors require management judgment; different assumptions or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

     Insurance claim reserves - Claims reserves are developed based on medical claims payment history adjusted for specific benefit plan elements (such as deductibles) and expected savings generated by utilization of The First Health[R] Network. Based upon this process, management believes that the insurance claims reserves are appropriate; however, actual claims incurred and actual settlement values of claims may differ from the original estimates requiring adjustments to the reserves.

 New Accounting Pronouncements
 -----------------------------
     Effective January 1, 2003, the Company adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

     Effective January 1, 2003, the Company adopted Interpretation No. 45, ("FIN 45") "Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The adoption of FIN 45 had no impact on the Company's financial position, results of operations or cash flows.

 Legal Proceedings
 -----------------
   The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. On April 23, 2003, the Company settled an investigation by the District of Columbia Office of Inspector General ("OIG") involving the Company's wholly owned subsidiary, First Health Services Corporation ("Services"). In July 2000, the OIG issued a report evaluating the District of Columbia's Medicaid program and suggesting ways to improve the program. Services, a subsidiary of the Company that was acquired in July 1997, has acted as the program's fiscal agent intermediary for more than 20 years. The OIG report included allegations that from 1993 to 1996, Services, in it role as fiscal agent intermediary, made erroneous Medicaid payments to providers on behalf of patients no longer eligible to receive Medicaid benefits. The Company contributed $5.5 million to a $13 million settlement and release of all future claims. The $5.5 million was fully reserved at the time of the acquisition of Services. The remaining $7.5 million of the settlement was contributed by the former owner of Services. The Company and Services have denied all liability for the claims.

   The Company's largest client (Mail Handlers Benefit Plan) generated revenue of approximately $160 million in 2002 or 21% of total revenues. This amount is net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of March 31, 2003, the Plan has approximately $350 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of March 31, 2003. There are no known Plan deficits as of March 31, 2003.

   FIN 45 requires the Company to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           ---------------------------------------------------------

      The Company's market risk exposure as of March 31, 2003 was consistent with the types of market risk and amount of exposure presented in its 2002 Annual Report on Form 10-K.


 Item 4.  Controls and Procedures
          -----------------------

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


 PART II

 Item 1.   Legal Proceedings
           -----------------

           The information provided in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Legal Proceedings" is hereby incorporated by reference.

 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------
      Exhibits:

         (a) Exhibit 10.01 - Employment Agreement dated May 1, 1999 as amended on February 1, 2000 and January 10,
                             2002 between First Health Group Corp. and
                             Patrick G. Dills

         (b) Exhibit 11    - Computation of Basic Earnings Per Common Share

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

      Reports on Form 8-K:

           The Company  filed a  report  on Form  8-K  dated April  28,  2003 reporting under Item 12 the results of operations and financial condition for the three months ended March 31, 2003.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Health Group Corp.



      Dated:  May 1, 2003           /s/Edward L. Wristen
                                    -------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated:  May 1, 2003           /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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



 Date: May 1, 2003

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



 Date: May 1, 2003

       /s/ Joseph E. Whitters
       Vice President, Finance and Chief Financial Officer