Form 10-Q
period 2003-06-30
FIRST HEALTH GROUP CORP
filed 2003-08-08
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003
                                     OR
        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

           Yes      X                     No ________

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes      X                     No ________

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 The number of shares of Common Stock, par value $.01 per share, outstanding on July 29, 2003, was 94,872,569.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements

       Consolidated Balance Sheets - Assets at June 30, 2003
         and December 31, 2002 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at June 30, 2003 and December 31, 2002 ...........     4

       Consolidated Statements of Operations for the three months
         ended June 30, 2003 and 2002 ............................     5

       Consolidated Statements of Operations for the six months
         ended June 30, 2003 and 2002 ............................     6

       Consolidated Statements of Comprehensive Income for the
         three and six months ended June 30, 2003 and 2002 .......     7

       Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002 ............................    8-9

       Notes to Consolidated Financial Statements ................   10-14

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............   15-21

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .....................................    22

       Item 4. Controls and Procedures ...........................    22


 Part II. Other Information

       Item 1. Legal Proceedings .................................    23

       Item 4. Submission of Matters to a Vote of
                 Security Holders ................................    23

       Item 6. Exhibits and Reports on Form 8-K ..................   23-24

 Signatures.......................................................    25

 PART 1. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                       June 30, 2003 December 31, 2002
                                                ----------      ----------
 Current Assets:
   Cash and cash equivalents ............      $    26,791     $    20,852
   Short-term investments ...............            4,013           1,304
   Accounts receivable, less allowances
      for doubtful accounts of $14,638
      and $ 14,782 respectively..........           83,499          69,981
   Deferred income taxes ................           35,240          35,255
   Other current assets .................           15,495          16,183
                                                 ---------       ---------
   Total current assets .................          165,038         143,575

 Long-Term Investments:
   Marketable securities ................           64,988          67,880
   Other ................................           61,512          62,676
                                                 ---------       ---------
                                                   126,500         130,556
                                                 ---------       ---------
 Property and Equipment:
   Land, buildings and improvements......           99,474          97,826
   Computer equipment and software.......          250,092         222,796
   Office furniture and equipment .......           35,882          34,518
                                                 ---------       ---------
                                                   385,448         355,140

   Less accumulated depreciation and
      amortization.......................         (177,993)       (149,637)
                                                 ---------       ---------
   Net property and equipment ...........          207,455         205,503
                                                 ---------       ---------
 Goodwill................................          283,231         279,447

 Intangible assets, less accumulated
   amortization of $6,639 and $4,541,
   respectively .........................           51,988          54,086
 Reinsurance recoverable.................           24,755          26,185
 Other Assets............................            3,955           4,009
                                                 ---------       ---------
                                                $  862,922        $843,361
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30, 2003 December 31, 2002
                                                 ---------       ---------
 Current Liabilities:
   Accounts payable .....................        $  61,185       $  50,841
   Accrued expenses .....................           46,865          53,535
   Claims reserves ......................           14,945          14,235
   Income taxes payable .................           38,866          23,765
                                                 ---------       ---------
   Total current liabilities ............          161,861         142,376

 Long-Term Debt..........................          150,000         120,000
 Claims Reserves - Non-Current...........           24,755          26,185
 Deferred Taxes..........................          115,168         114,692
 Other Non-Current Liabilities...........           26,656          25,962
                                                 ---------       ---------
   Total liabilities ....................          478,440         429,215
                                                 ---------       ---------
 Commitments and Contingencies...........               --              --

 Stockholders' Equity:
   Common stock .........................            1,358           1,344
   Additional paid-in capital ...........          326,110         304,663
   Retained earnings ....................          593,259         519,247
   Stock option loan receivable .........              (55)           (287)
   Accumulated other comprehensive income            1,363             764
   Treasury stock, at cost ..............         (537,553)       (411,585)
                                                 ---------       ---------
   Total stockholders' equity ...........          384,482         414,146
                                                 ---------       ---------
                                                $  862,922        $843,361
                                                 =========       =========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003            2002
                                                 ---------       ---------

 Revenues............................           $  218,651      $  175,923
                                                 ---------       ---------
 Operating expenses:
   Cost of services .................              100,148          75,077
   Selling and marketing ............               21,356          17,755
   General and administrative .......               15,447          11,956
   Healthcare benefits ..............                4,389           3,903
   Depreciation and amortization ....               15,554          13,356
                                                 ---------       ---------
                                                   156,894         122,047
                                                 ---------       ---------

 Income from operations..............               61,757          53,876

 Other (income) expense:
   Interest expense .................                1,421           1,503
   Interest income ..................               (1,359)         (1,544)
                                                 ---------       ---------
 Income before income taxes..........               61,695          53,917

 Income taxes........................              (24,524)        (21,433)
                                                 ---------       ---------
 Net income..........................            $  37,171      $   32,484
                                                 =========       =========

 Weighted average shares outstanding - basic        95,273         101,217
                                                 =========       =========
 Net income per common share - basic.           $      .39      $      .32
                                                 =========       =========
 Weighted average shares outstanding - diluted      97,696         104,735
                                                 =========       =========
 Net income per common share - diluted          $      .38      $      .31
                                                 =========       =========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2003            2002
                                                 ---------       ---------

 Revenues............................           $  432,404      $  345,284
                                                 ---------       ---------
 Operating expenses:
   Cost of services .................              196,325         148,049
   Selling and marketing ............               42,392          34,833
   General and administrative .......               30,654          23,349
   Healthcare benefits ..............                9,551           7,684
   Depreciation and amortization ....               30,680          26,328
                                                 ---------       ---------
                                                   309,602         240,243
                                                 ---------       ---------

 Income from operations..............              122,802         105,041

 Other (income) expense:
   Interest expense .................                2,688           2,819
   Interest income ..................               (2,727)         (3,172)
                                                 ---------       ---------
 Income before income taxes..........              122,841         105,394

 Income taxes........................              (48,829)        (41,896)
                                                 ---------       ---------
 Net income..........................           $   74,012      $   63,498
                                                 =========       =========

 Weighted average shares outstanding - basic        96,174         100,759
                                                 =========       =========
 Net income per common share - basic.           $      .77      $      .63
                                                 =========       =========
 Weighted average shares outstanding - diluted      98,689         104,584
                                                 =========       =========
 Net income per common share - diluted          $      .75      $      .61
                                                 =========       =========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003            2002
                                                 ---------       ---------

 Net income..................................   $   37,171      $   32,484
                                                 ---------       ---------
 Unrealized gains (losses) on securities,
   before tax................................        1,219            (179)
 Income tax (expense) benefit related to
   items of other comprehensive income.......         (457)             66
                                                 ---------       ---------
 Other comprehensive income (loss)...........          762            (113)
                                                 ---------       ---------
 Comprehensive income........................   $   37,933      $   32,371
                                                 =========       =========


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2003            2002
                                                 ---------       ---------

 Net income..................................   $   74,012      $   63,498
                                                 ---------       ---------
 Unrealized gains (losses) on securities,
   before tax................................          973            (712)
 Income tax (expense) benefit related to
   items of other comprehensive income.......         (374)            249
                                                 ---------       ---------
 Other comprehensive income (loss)...........          599            (463)
                                                 ---------       ---------
 Comprehensive income........................   $   74,611      $   63,035
                                                 =========       =========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2003            2002
                                                 ---------       ---------
 Cash flows from operating activities:
   Net Income ................................. $   74,012      $   63,498
                                                 ---------       ---------
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization ............     30,680          26,328
     Change in allowance for uncollectible
       receivables ............................       (144)          1,893
     Provision for deferred income taxes ......        117            (111)
     Tax benefits from stock options exercised.      6,215          12,423
     Income from limited partnership ..........     (1,274)         (1,501)
     Other, net ...............................         26           1,604

 Changes in Assets and Liabilities (net of
 effects of acquired businesses):
     Accounts receivable ......................    (13,866)          1,790
     Other current assets .....................        688           4,788
     Reinsurance recoverable ..................      1,430             863
     Accounts payable and accrued expenses.....     (2,570)          8,206
     Claims reserves ..........................       (720)            574
     Income taxes payable .....................     15,101          13,574
     Non-current assets and liabilities .......        748          (2,541)
                                                 ---------       ---------
   Net cash provided by operating activities...    110,443         131,388
                                                 ---------       ---------
 Cash flows from investing activities:
   Purchases of investments ...................    (20,701)        (30,355)
   Sales of investments .......................     24,349          27,096
   Acquisition of business,
     net of cash acquired .....................     (3,442)        (24,027)
   Assets held for sale .......................         --             923
   Purchase of property and equipment .........    (30,571)        (27,001)
                                                 ---------       ---------
   Net cash used in investing activities.......    (30,365)        (53,364)
                                                 ---------       ---------
 Cash flows from financing activities:
   Purchase of treasury stock .................   (119,074)        (14,813)
   Proceeds from issuance of long-term debt        105,000         150,000
   Repayment of long-term debt ................    (75,000)       (217,500)
   Proceeds from issuance of common stock......     14,703          21,436
   Stock option loans to employees ............         --          (2,272)
   Stock option loan repayments ...............        232           2,360
   Sales of put options on common stock .......         --             375
                                                 ---------       ---------
   Net cash used in financing activities ......    (74,139)        (60,414)
                                                 ---------       ---------
 Net increase in cash and cash equivalents.....      5,939          17,610

 Cash and cash equivalents, beginning of period     20,852          14,001
                                                 ---------       ---------
 Cash and cash equivalents, end of period...... $   26,791      $   31,611
                                                 =========       =========

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2003            2002
                                                 ---------       ---------
 Supplemental cash flow data:

 Stock options exercised in exchange
   for common stock............................ $      500      $       66
 Health care benefits paid.....................     (8,725)         (7,418)
 Interest paid.................................     (2,325)         (2,500)
 Interest income received......................      1,593           1,684
 Income taxes paid, net........................    (27,512)         (7,439)

 Acquisition of businesses:
   Fair value of assets acquired,
     net of cash acquired...................... $     (492)     $      643
   Goodwill ...................................      3,784          21,284
   Intangible Assets ..........................         --           5,658
   Fair value of liabilities assumed ..........        150          (3,558)
                                                 ---------       ---------
                                                $    3,442      $   24,027
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

 2. In conjunction with the acquisition of CCN Managed Care, Inc. ("CCN") in 2001, the Company recorded reserves for restructuring and integration costs. The specific actions included in the restructuring plan were substantially complete by December 31, 2002. Components of the purchase reserve as of June 30, 2003 are as follows:

                                        Accrual
      (in thousands)           Total    Balance    Amount    Balance
      --------------          Charges   12/31/02    Paid     6/30/03
                               ------     -----     ----      ------
      Severance and related   $13,712    $1,536    $(609)    $   927
      Facilities integration   10,370     1,117     (330)        787
      Contract losses          10,000       296      180         476
      Other reserves            7,031     1,031        1       1,032
                               ------     -----     ----      ------
                              $41,113    $3,980    $(758)    $ 3,222
                               ======     =====     ====      ======

     The Company charged $0.8 million to the purchase reserve during the six months ended June 30, 2003. The severance and related benefits payments were $0.6 million for headcount reductions already incurred. Facilities integration charges were $0.3 million and the Company was reimbursed $0.2 million related to contract losses. The majority of the remaining $3.2 million of the purchase reserve is expected to be paid out during 2003.

 3.  Acquired Intangible Assets

                               As of June 30, 2003
                                                   Gross
                                                 Carrying   Accumulated
                  (in thousands)                  Amount    Amortization
                  --------------                  ------    ------------
      Amortized intangible assets
       Customer contracts and relationships      $48,700      $ 5,990
       Provider Contracts                          9,927          649
                                                  ------       ------
       Total                                     $58,627      $ 6,639
                                                  ======       ======

     Customer contracts and relationships represent value added to the Company's business for existing long-term contracts and long-term business relationships. Provider contracts represent additions to the First HealthR Network that the Company has acquired. The aggregate amortization expense recorded during the six months ended June 30, 2003 was $2.1 million. The estimated amortization expense for each of the years ending December 31, 2003 through 2007 is $4.2 million.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

                                            Amount
                                            -------
              Balance, January 1, 2003     $279,447
              Goodwill acquired                  --
              Other changes                   3,784
                                            -------
              Balance, June 30, 2003       $283,231
                                            =======

     The other goodwill adjustments represent $3.5 million in financial performance payments made related to the HealthCare Value Management ("HCVM") acquisition and $0.3 million related to the finalization of the purchase price allocation.

 4. Accounts receivable reserves for client-specific items were $42.3 million and $41.2 million as of June 30, 2003 and December 31, 2002, respectively. Client-specific reserves, for matters such as ineligible members and contractual terms, are netted against the gross accounts receivable balance in the Consolidated Balance Sheets. Allowance for doubtful accounts reserves were $14.6 million and $14.8 million as of June 30, 2003 and December 31, 2002, respectively. Client-specific reserves and the allowance for doubtful accounts are established based on historical experience, current economic circumstances and contractual arrangements and are adjusted monthly based upon updated information.

 5. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $0.6 million, net of deferred income taxes, for the six month period ended June 30, 2003. The net unrealized gain as of June 30,
     2003, included as a component of stockholders' equity, was $1.4 million, net of deferred income taxes. The Company has seven separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of June 30, 2003 and December 31, 2002 was $54.8 million and $54.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $1.3 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively, and is included in interest income. Approximately 90% of this partnership is owned by parties related to a former member of the Company's Board of Directors.

 6. In 2002, the Board approved a new authorization to repurchase up to an additional 10 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the six months ended June 30, 2003, the Company repurchased 5.2 million shares (1 million shares in the second quarter) on the open market for approximately $125.5 million ($27.7 million in the second quarter). The actual cash paid (of $119.1 million) excludes $6.4 million for trades dated in June that were settled during the first 3 days of July. The Company repurchased 0.5 million shares during the six months ended June 30, 2002. As of June 30, 2003, approximately 5.5 million shares remain available for repurchase under the Company's current repurchase authorization.

 7. Weighted average shares outstanding increased for diluted earnings per share by 2.4 million and 2.5 million and by 3.5 million and 3.8 million respectively, for the three and six months ended June 30, 2003 and 2002, respectively, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for both the three months ended June 30, 2003 and 2002, due to the effect of stock options outstanding. Diluted net income per share was $.02 less than basic net income per share for both the six months ended June 30, 2003 and 2002, due to the effect of stock options outstanding. The 5.2 million shares of common share repurchases had a consistent impact on both basic and diluted share calculations.

 8. At June 30, 2003, the Company has various stock-based employee compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements (in the 2002 Annual Report on Form 10-K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (other than compensation cost for consultants), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to all outstanding and unvested awards in each period (in thousands except EPS):

                         Six Months Ended June 30,
                         -------------------------
                                                            2003       2002
                                                           ------     ------
      Net Income, as reported                             $74,012    $63,498

         Add: Stock-based compensation expense included
              in reported net income, net of related tax
              effects.                                         43         --

      Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of related tax
              effects                                      (7,574)    (8,692)
                                                           ------     ------
      Pro forma net income                                $66,481    $54,806
                                                           ======     ======
      Earnings per share:
              Basic, as reported                          $   .77    $   .63
              Basic, pro forma                            $   .69    $   .54

              Diluted, as reported                        $   .75    $   .61
              Diluted, pro forma                          $   .67    $   .52


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

 10. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. On April 23, 2003, the Company settled an investigation by the District of Columbia Office of Inspector General ("OIG") involving the Company's wholly owned subsidiary, First Health Services Corporation ("Services"). The Company contributed $5.5 million to a $13 million settlement and a release of claims. The $5.5 million was fully reserved at the time of the acquisition of Services. The remaining $7.5 million of the settlement was contributed by the former owner of Services. The Company and Services have denied all liability for the claims.

     The Company's largest client (Mail Handlers Benefit Plan) generated revenue of approximately $160 million in 2002 or 21% of total revenues. This amount is net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of June 30, 2003, the Plan has approximately $359 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of June 30, 2003. There are no known Plan deficits as of June 30, 2003.

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

      Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control healthcare benefit expenses, or if the Company does not successfully integrate the Mail Handlers Benefit Plan administrative assets (discussed below), then the Company may not achieve its anticipated 2003 financial results.

 Significant Developments
 ------------------------
    Overview
    --------
    The following information concerning significant business developments is important to understanding the comparability of the 2003 and 2002 financial results.

    Mail Handlers Benefit Plan
    --------------------------
      The Company assumed the responsibility for supporting the Mail Handlers Benefit Plan (the "Plan"), including claims administration for the Plan, effective July 1, 2002. The comparable results for the six months ended June 30, 2002 included only the prior PPO business of the Plan. The Plan is the Company's largest customer with revenues earned of approximately $106 million ($54 million in the second quarter), or 25% of total Company revenue, during the six months ended June 30, 2003 compared with $47 million in revenues earned during the six months ended June 30, 2002.

 Results of Operations
 ---------------------
      The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage-of-savings basis or on a predetermined contractual basis. As a result of the Company's insurance company acquisitions, revenues also include premium revenue.

      Effective January 1, 2003, the Company is now reporting revenue in a new format which includes Group Health and Workers' Compensation revenue (which together make up the Commercial Business) and Public Sector revenue. The Commercial business is further broken down into PPO Services, PPO plus Administration Services and Premium revenue on the Group Health side. The Workers' Compensation business is further broken down into PPO Services and PPO plus Administration Services (there is no premium revenue). PPO Service is where the Company provides its national PPO network to clients without any other services. PPO plus Administration Service is where the Company provides PPO plus other services such as claims administration, health plan administration, fee schedule, front end, first report of injury, pharmacy benefit management and/or disease management.

      The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 2003 and 2002, respectively:

   Sources of Revenue
                                       ($ in thousands)
                                  Three Months Ended June 30,
                                  ---------------------------      % Change
                                    2003     %     2002     %    2002 to 2003
                                   -------  ---   -------  ---   ------------
  Commercial Revenue:
    Group Health:
      PPO plus Administration
        Services                  $ 91,087   41% $ 32,512   19%      180%
      PPO                           38,936   18    65,561   37       (41)
      Premiums                       4,122    2     3,810    2         8
                                   -------  ---   -------  ---       ---
      Total Group Health           134,145   61   101,883   58        32
                                   -------  ---   -------  ---       ---
    Workers' Compensation:
      PPO plus Administration
        Services                    25,174   12    27,206   16        (7)
      PPO                           15,132    7    14,663    8         3
                                   -------  ---   -------  ---       ---
      Total Workers' Compensation   40,306   19    41,869   24        (4)
                                   -------  ---   -------  ---       ---
  Total Commercial Revenue         174,451   80   143,752   82        21
                                   -------  ---   -------  ---       ---
  Public Sector Revenue             44,200   20    32,171   18        37
                                   -------  ---   -------  ---       ---
  Total Revenue                   $218,651  100% $175,923  100%       24%
                                   =======  ===   =======  ===       ===

                                       ($ in thousands)
                                   Six Months Ended June 30,
                                  ---------------------------      % Change
                                    2003     %     2002     %    2002 to 2003
                                   -------  ---   -------  ---   ------------
  Commercial Revenue:
    Group Health:
      PPO plus Administration
        Services                  $180,028   42% $ 66,504   20%      171%
      PPO                           79,795   18   128,420   37       (38)
      Premiums                       8,357    2     7,820    2         7
                                   -------  ---   -------  ---       ---
      Total Group Health           268,180   62   202,744   59        32
                                   -------  ---   -------  ---       ---
    Workers' Compensation:
      PPO plus Administration
        Services                    50,159   12    53,289   15        (6)
      PPO                           30,284    7    27,780    8         9
                                   -------  ---   -------  ---       ---
      Total Workers' Compensation   80,443   19    81,069   23         1
                                   -------  ---   -------  ---       ---
  Total Commercial Revenue         348,623   81   283,813   82        23
                                   -------  ---   -------  ---       ---
  Public Sector Revenue             83,781   19    61,471   18        36
                                   -------  ---   -------  ---       ---
  Total Revenue                   $432,404  100% $345,284  100%       25%
                                   =======  ===   =======  ===       ===


      Total revenue for the three and six months ended June 30, 2003 increased $42.7 million (24%) and $87.1 million (25%) from the comparable periods of 2002. The components of the Company's quarterly revenue are as follows:

      Group Health revenue of $134.1 million and $268.2 million for the three and six months ended June 30, 2003 increased $32.3 million (32%) and $65.4 million (32%) from the comparable periods of 2002. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. Group Health PPO services for the three and six months ended June 30, 2003 decreased $26.6 million (41%) and $48.6 million (38%) from the comparable periods of 2002 as clients, especially Mail Handlers, are taking advantage of most of the Company's services. As these clients purchase additional services, the revenue is then reported under the PPO plus Administration Services caption. PPO plus Administration Services revenue for the three and six months ended June 30, 2003 increased $58.6 million (180%) and $113.5 million (171%) due to numerous new clients that have been added this year, existing clients utilizing more services and the addition of new medical providers to our PPO network. Premium revenue for the three and six months ended June 30, 2003 increased $0.3 million (8%) and $0.5 million (7%) from the comparable periods of 2002 as a result of new and existing clients that purchased the Company's stop-loss insurance.

      Workers' Compensation revenue of $40.3 million and $80.4 million for the three and six months ended June 30, 2003 decreased $1.6 million (4%) and $0.6 million (1%) from the comparable periods of 2002. This decrease is due primarily to some historic workers' compensation clients that have exited various markets.

      Public Sector revenue of $44.2 million and $83.8 million for the three and six months ended June 30, 2003 increased $12.0 million (37%) and $22.3 million (36%) from the same periods of 2002. Public Sector revenue represents fees associated with pharmacy benefit management, fiscal agent services and healthcare management from clients within the public sector. This increase in revenue is due primarily to new clients, such as the State of Nevada, non-recurring HIPPA support implementations and implementation fees associated with pharmacy programs. Approximately $11.5 million and $21.0 million in revenue was due to non-recurring consulting items for the three and six months ended June 30, 2003 compared to $2.0 million and $4.0 million for the comparable periods of 2002.

      Cost of services increased $25.1 million (33%) and $48.3 million (33%) for the three and six months ended June 30, 2003 from the comparable periods in 2002 due primarily to the inclusion of costs associated with the administration of the Plan. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 45.8% and 45.4% for the three and six months ended June 30, 2003, respectively, from 42.7% and 42.9% in the comparable periods last year. The increase as a percentage of revenue is due primarily to the addition of costs associated with the administration of the Plan.

      Selling and marketing costs for the three and six months ended June 30, 2003 increased $3.6 million (20%) and $7.6 million (22%) from the comparable periods in 2002 primarily as a result of the addition of costs associated with the administration of the Plan. To a lesser extent, the increase in selling and marketing costs is due to the addition of new sales personnel.

     General and administrative costs for the three and six months ended June 30, 2003 increased $3.5 million (29%) and $7.3 million (31%) from the comparable periods in 2002 due primarily to the inclusion of costs associated with the administration of the Plan.

     Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $0.5 million (12%) and $1.9 million (24%) for the three and six months ended June 30, 2003 from the comparable periods of 2002. This increase was due primarily to new client activity and unusually high medical claims in the period. The loss ratio (healthcare benefits as a percent of premium revenue) was 106% and 114% for the three and six months ended June 30, 2003 compared to 102% and 98% for the comparable periods of 2002. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company's most profitable product.

      Depreciation and amortization expenses increased $2.2 million (16%) and $4.4 million (17%) for the three and six months ended June 30, 2003 from the comparable periods in 2002 due primarily to increased infrastructure investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

      Interest income for the three and six months ended June 30, 2003 decreased $0.2 million (12%) and $0.4 million (14%) from the comparable periods of 2002. Interest income has decreased as the Company has used much of its available cash to repay debt and repurchase its common stock.

      Interest expense for both the three and six months ended June 30, 2003 decreased $0.1 million (5%) from the comparable periods in 2002. Interest expense has remained fairly constant as the average debt outstanding has remained fairly constant between the comparable periods. The effective interest rate on June 30, 2003 was approximately 2.75% per annum and the Company had $150 million of debt outstanding.

      Net income for the three and six months ended June 30, 2003 increased $4.7 million (14%) and $10.5 million (17%) from the comparable periods of 2002. This increase is due primarily to the increase in revenue associated with the Mail Handlers Benefit Plan and, to a lesser extent, growth in the public sector business.

      Diluted net income per common share for the three and six months ended June 30, 2003 increased 23% to $.38 per share and 23% to $.75 per share from the comparable periods of 2002. The increase in net income per common share was favorably impacted by the repurchase of 5.2 million shares of Company common stock during the six months ended June 30, 2003. For the three and six months ended June 30, 2003, diluted common shares outstanding decreased 7% and 6% from the comparable periods of 2002.

 Liquidity and Capital Resources
 -------------------------------
    The Company had $3.2 million in working capital on June 30, 2003 compared with working capital of $1.2 million at December 31, 2002. Through the first six months of the year, operating activities provided $110.4 million of cash. Investment activities used $30.4 million of cash representing purchases of fixed assets of $30.6 million and acquisition payments of $3.4 million (related to the HCVM acquisition) partially offset by $3.6 million in net sales of investments. Financing activities used $74.1 million of cash representing $119.1 million in purchases of Company common stock (net of $6.4 million in stock repurchases for trades dated in June that settled during the first 3 days of July) partially offset by $14.7 million in proceeds from issuance of common stock (representing 1.3 million shares), $30.0 million in proceeds from debt issuance (net of $75.0 million in debt repayment) and $0.2 million in stock option loan repayments.

    The Company's outstanding debt at June 30, 2003 increased to $150 million from $120 million at December 31, 2002 as the Company borrowed funds against its credit facility to finance repurchases of its common stock. The Company has no off-balance sheet financing arrangements or material long-term purchase obligations.

 The following table summarizes the contractual obligations the Company has outstanding as of June 30, 2003:

          (in thousands)
          -----------------------------------------------------------
          Years Ending                     Revolving Line
          December 31,          Leases        of Credit       Total
          -----------------------------------------------------------
              2003             $  6,760      $      --      $   6,760
              2004               11,145             --         11,145
              2005                9,050             --          9,050
              2006                5,922             --          5,922
              2007                4,575        150,000        154,575
              Thereafter          7,628             --          7,628
          -----------------------------------------------------------
              Total            $ 45,080      $ 150,000      $ 195,080
          -----------------------------------------------------------

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

     Revenue recognition - The Company receives revenues for PPO services, claims administration services, fee schedule services, clinical cost management and other services on a predetermined contractual basis (such as a percentage of the derived savings). Revenues on a percentage of savings basis for PPO services are recognized based upon client claims processed. Additionally, the Company records revenues based upon a fixed fee per covered participant, and the fee varies depending upon the programs selected or on a per-transaction basis. Within the Company's public sector business, the Company has certain contracts to develop software for Medicaid claims adjudication. The Company's policy is to recognize revenue for services under these contracts as milestones are met and customer acknowledgment of such achievement of milestones is received. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized when customer acceptance has been received for the services performed.

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

     Insurance claim reserves - Claims reserves are developed based on medical claims payment history adjusted for specific benefit plan elements (such as deductibles) and expected savings generated by utilization of The First Health R Network. Based upon this process, management believes that the insurance claims reserves are appropriate; however, actual claims incurred and actual settlement values of claims may differ from the original estimates requiring adjustments to the reserves.

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

 Legal Proceedings
 -----------------
   The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. On April 23, 2003, the Company settled an investigation by the District of Columbia Office of Inspector General ("OIG") involving the Company's wholly owned subsidiary, First Health Services Corporation ("Services"). The Company contributed $5.5 million to a $13 million settlement and a release of claims. The $5.5 million was fully reserved at the time of the acquisition of Services. The remaining $7.5 million of the settlement was contributed by the former owner of Services. The Company and Services have denied all liability for the claims.

   The Company's largest client (Mail Handlers Benefit Plan) generated revenue of approximately $160 million in 2002 or 21% of total revenues. This amount is net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of June 30, 2003, the Plan has approximately $359 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of June 30, 2003. There are no known Plan deficits as of June 30, 2003.

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


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's market risk exposure as of June 30, 2003 was consistent with the types of market risk and amount of exposure presented in its 2002 Annual Report on Form 10-K.


 Item 4.  Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


 PART II

 Item 1.   Legal Proceedings

           The information provided in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Legal Proceedings" is hereby incorporated by reference.

 Item 4.   Submission of Matters to a Vote of Security Holders

           At the annual meeting of stockholders of the Company on May 13, 2003, all directors of the Company who stood for reelection were re-elected. The number of votes cast for and withheld for each director were as follows:

                                        For       Withheld
                                    ----------   ----------
           Michael J. Boskin        85,326,489    3,345,363
           Daniel S. Brunner        66,747,845   21,924,007
           Raul Cesan               85,024,179    3,647,673
           Robert S. Colman         87,654,950    1,016,902
           Ronald H. Galowich       66,827,863   21,843,989
           Harold S. Handlesman     84,882,451    3,789,401
           Don Logan                87,655,964    1,015,888
           William Mayer            87,625,970    1,045,882
           John C. Ryan             87,658,429    1,013,423
           David E. Simon           86,935,160    1,736,692
           James C. Smith           68,983,993   19,687,859
           Edward L. Wristen        86,753,079    1,918,773


           A proposal to approve an increase in the number of shares available to be issued pursuant to the Directors' Stock Option plan from 500,000 shares to 2,000,000 shares was approved with 73,455,516 shares cast for, 14,788,883 shares against and 427,453 shares abstaining.

           A proposal to ratify the reappointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year 2003 was approved with 84,941,301 shares cast for 3,682,992 shares against and 47,559 shares abstaining.


 Item 6.   Exhibits and Reports on Form 8-K

      Exhibits:

      (a)  Exhibit 11 -    Computation of Basic Earnings Per Common Share and
                      Diluted Earnings Per Common Share

      (b)  Exhibit 31.1 -  Certification of Chief Executive  Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      (c)  Exhibit 31.2 -  Certification of Chief Financial  Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      (d)  Exhibit 32.1 -  Certification of Chief Executive  Officer pursuant to  18 U.S.C.  Section  1350,  as adopted  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

      (e)  Exhibit 32.2 -  Certification of Chief Financial  Officer pursuant to  18 U.S.C.  Section  1350,  as adopted  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K:

           The Company furnished a report on Form 8-K dated April 28, 2003 reporting under Item 12 the results of operations and financial condition for the three months ended March 31, 2003.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           First Health Group Corp.



      Dated:  August 8, 2003        /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated:  August 8, 2003        /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Vice President, Finance and Chief
                                    Financial Officer (Principal
                                    Financial Officer)