Form 10-Q
period 2003-09-30
FIRST HEALTH GROUP CORP
filed 2003-11-13
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on November 4, 2003, was 94,364,540.

                  First Health Group Corp. and Subsidiaries

                                  INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - Assets at September 30, 2003
         and December 31, 2002 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at September 30, 2003 and December 31, 2002 ......     4

       Consolidated Statements of Operations for the three months
         ended September 30, 2003 and 2002 .......................     5

       Consolidated Statements of Operations for the nine months
         ended September 30, 2003 and 2002 .......................     6

       Consolidated Statements of Comprehensive Income for the
         three and nine months ended September 30, 2003 and 2002..     7

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 .......................    8-9

       Notes to Consolidated Financial Statements ................   10-14


       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............   15-22

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .....................................    23

       Item 4. Controls and Procedures ...........................    23


 Part II. Other Information

       Item 1. Legal Proceedings .................................    24

       Item 6. Exhibits and Reports on Form 8-K ..................    24

 Signatures.......................................................    25

 PART I. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 ASSETS                                        September 30,   December 31,
                                                   2003            2002
                                                ----------      ----------
 Current Assets:
   Cash and cash equivalents ..............    $    24,996     $    20,852
   Short-term investments .................          3,607           1,304
   Accounts receivable, less allowances for
      doubtful accounts of $13,282
      and $14,782 respectively.............         87,827          69,981
   Deferred income taxes ..................         35,240          35,255
   Other current assets ...................         23,656          16,183
                                                ----------      ----------
   Total current assets ...................        175,326         143,575


 Long-Term Investments:
   Marketable securities ..................         66,762          67,880
   Other ..................................         66,498          62,676
                                                ----------      ----------
                                                   133,260         130,556
                                                ----------      ----------
 Property and Equipment:
   Land, buildings and improvements........        102,185          97,826
   Computer equipment and software.........        271,245         222,796
   Office furniture and equipment..........         36,889          34,518
                                                ----------      ----------
                                                   410,319         355,140
   Less accumulated depreciation and
      amortization.........................       (192,062)       (149,637)
                                                ----------      ----------
   Net property and equipment .............        218,257         205,503
                                                ----------      ----------

 Goodwill..................................        281,084         279,447

 Intangible assets, less accumulated
   amortization of $7,687 and $4,541
   respectively............................         50,940          54,086

 Reinsurance recoverable...................         24,791          26,185

 Other Assets..............................          3,788           4,009
                                                ----------      ----------
                                               $   887,446     $   843,361
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                               September 30,   December 31,
                                                   2003            2002
                                                ----------      ----------
 Current Liabilities:
   Accounts payable ......................     $    67,212     $    50,841
   Accrued expenses ......................          43,765          53,535
   Claims reserves .......................          15,816          14,235
   Income taxes payable ..................          37,702          23,765
                                                ----------      ----------
   Total current liabilities .............         164,495         142,376

 Long-Term Debt...........................         155,000         120,000
 Claims Reserves - Non-Current............          24,791          26,185
 Deferred Taxes...........................         114,811         114,692
 Other Non-Current Liabilities............          24,567          25,962
                                                ----------      ----------
   Total liabilities .....................         483,664         429,215
                                                ----------      ----------
 Commitments and Contingencies............              --              --

 Stockholders' Equity:
   Common stock ..........................           1,363           1,344
   Additional paid-in capital ............         332,946         304,663
   Retained earnings .....................         633,915         519,247
   Stock option loan receivable ..........              --            (287)
   Accumulated other comprehensive income.             908             764
   Treasury stock, at cost................        (565,350)       (411,585)
                                                ----------      ----------
   Total stockholders' equity ............         403,782         414,146
                                                ----------      ----------
                                               $   887,446       $ 843,361
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2003            2002
                                                ----------      ----------
 Revenues.............................         $   219,736     $   204,928
                                                ----------      ----------
 Operating expenses:
   Cost of services ..................              98,642          93,481
   Selling and marketing .............              23,188          21,438
   General and administrative ........              15,994          15,805
   Healthcare benefits ...............               4,478           3,883
   Depreciation and amortization .....              15,654          14,821
                                                ----------      ----------
                                                   157,956         149,428
                                                ----------      ----------

 Income from operations...............              61,780          55,500

 Other (income) expense:
   Interest expense ..................               1,182           1,411
   Interest income ...................              (1,515)         (1,917)
                                                ----------      ----------
 Income before income taxes...........              62,113          56,006

 Income taxes.........................             (21,457)        (22,263)
                                                ----------      ----------
 Net income...........................         $    40,656     $    33,743
                                                ==========      ==========

 Weighted average shares
   outstanding - basic................              94,680         101,526
                                                ==========      ==========
 Net income per common share - basic..         $       .43     $       .33
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............              97,051         104,972
                                                ==========      ==========
 Net income per common share - diluted         $       .42     $       .32
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2003            2002
                                                ----------      ----------
 Revenues.............................         $   652,140     $   550,212
                                                ----------      ----------
 Operating expenses:
   Cost of services ..................             294,967         241,522
   Selling and marketing .............              65,580          56,271
   General and administrative ........              46,648          39,162
   Healthcare benefits ...............              14,029          11,567
   Depreciation and amortization .....              46,334          41,149
                                                ----------      ----------
                                                   467,558         389,671
                                                ----------      ----------

 Income from operations...............             184,582         160,541

 Other (income) expense:
   Interest expense ..................               3,870           4,230
   Interest income ...................              (4,242)         (5,089)
                                                ----------      ----------
 Income before income taxes...........             184,954         161,400

 Income taxes.........................             (70,286)        (64,159)
                                                ----------      ----------
 Net income...........................         $   114,668     $    97,241
                                                ==========      ==========

 Weighted average shares
   outstanding - basic................              95,710         100,972
                                                ==========      ==========
 Net income per common share - basic..         $      1.20     $       .96
                                                ==========      ==========
 Weighted average shares
   outstanding - diluted..............              98,178         104,693
                                                ==========      ==========
 Net income per common share - diluted         $      1.17     $       .93
                                                ==========      ==========

                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2003            2002
                                                ----------      ----------
 Net income..................................  $    40,656     $    33,743
                                                ----------      ----------
 Unrealized gains (losses) on securities,
   before tax................................         (677)          1,129

 Income tax (expense) benefit related to
   items of other comprehensive income.......          222            (399)
                                                ----------      ----------
 Other comprehensive income (loss)...........         (455)            730
                                                ----------      ----------
 Comprehensive income........................  $    40,201     $    34,473
                                                ==========      ==========




                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2003            2002
                                                ----------      ----------
 Net income..................................  $   114,668     $    97,241
                                                ----------      ----------

 Unrealized gains on securities, before tax..          296             417

 Income tax expense related to items of other
   comprehensive income......................         (152)           (150)
                                                ----------      ----------
 Other comprehensive income..................          144             267
                                                ----------      ----------
 Comprehensive income........................  $   114,812     $    97,508
                                                ==========      ==========


                See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2003            2002
                                                ----------      ----------
 Cash flows from operating activities:
   Net Income ..............................   $   114,668     $    97,241
                                                ----------      ----------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization .........        46,334          41,149
     Change in allowance for uncollectible
       receivables .........................        (1,500)          3,335
     Provision for deferred income taxes ...           (18)           (113)
     Tax benefits from stock options
       exercised............................         8,032          14,780
     Income from limited partnership .......        (2,094)         (2,311)
     Other, net ............................           140           1,074

 Changes in Assets and Liabilities
   (net of effects of acquired businesses):
     Accounts receivable ...................       (16,838)          4,631
     Other current assets ..................        (7,473)         (2,644)
     Reinsurance recoverable ...............         1,394             939
     Accounts payable and accrued expenses..         5,029           7,386
     Claims reserves .......................           187             185
     Income taxes payable ..................        13,937          29,659
     Non-current assets and liabilities ....        (1,174)          2,395
                                                ----------      ----------
   Net cash provided by operating activities       160,624         197,706
                                                ----------      ----------
 Cash flows from investing activities:
   Purchases of investments ................       (37,046)        (62,860)
   Sales of investments ....................        34,401          57,103
   Acquisition of business, net of cash
     acquired...............................        (3,007)        (42,959)
   Assets held for sale ....................            --             923
   Purchase of property and equipment ......       (55,988)        (42,768)
                                                ----------      ----------
   Net cash used in investing activities....       (61,640)        (90,561)
                                                ----------      ----------
 Cash flows from financing activities:
   Purchase of treasury stock ..............      (149,831)        (33,992)
   Proceeds from issuance of long-term debt.       145,000         185,000
   Repayment of long-term debt .............      (110,000)       (278,500)
   Proceeds from issuance of common stock...        19,704          27,498
   Stock option loans to employees .........            --          (2,272)
   Stock option loan repayments ............           287           2,360
   Sales of put options on common stock ....            --             375
                                                ----------      ----------
   Net cash used in financing activities....       (94,840)        (99,531)
                                                ----------      ----------

 Net increase in cash and cash equivalents..         4,144           7,614
 Cash and cash equivalents,
   beginning of period......................        20,852          14,001
                                                ----------      ----------
 Cash and cash equivalents, end of period...   $    24,996     $    21,615
                                                ==========      ==========

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)
 ----------------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2003            2002
                                                ----------      ----------
 Supplemental cash flow data:
 Stock options exercised in exchange
   for common stock.........................   $       500     $        66
 Health care benefits paid..................       (12,377)        (11,244)
 Interest paid..............................        (3,469)         (3,978)
 Interest income received...................         2,184           2,402
 Income taxes paid, net.....................       (48,316)        (12,106)

 Acquisition of businesses:
   Fair value of assets acquired,
     net of cash acquired...................   $      (492)    $    10,686
   Goodwill ................................         3,784          28,042
   Intangible Assets .......................            --          14,813
   Fair value of liabilities assumed .......          (285)         (7,513)
   Future payments on acquisition ..........            --          (3,069)
                                                ----------      ----------
                                               $     3,007     $    42,959
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

 2. On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. from Health Net, Inc. for approximately $80 million. The purchase also includes Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc. Health Net Employer Services, Inc. is a workers' compensation managed care company based in Irvine, Ca. The acquisition was financed with borrowings under the Company's credit facility.

 3. In conjunction with the acquisition of CCN Managed Care, Inc. ("CCN") in 2001, the Company recorded reserves for restructuring and integration costs. The specific actions included in the restructuring plan were substantially complete by December 31, 2002. Components of the purchase reserve as of September 30, 2003 are as follows:

                                      Accrual
       (in thousands)         Total   Balance    Amount             Balance
                             Charges  12/31/02    Paid   Reclass    9/30/03
                              ------    -----    ------    ----      ------
     Severance and related   $13,712   $1,536   $  (625)  $(304)    $   607
     Facilities integration   10,370    1,117      (470)   (326)        321
     Contract losses          10,000      296       180    (226)        250
     Other reserves            7,031    1,031       (89)    856       1,798
                              ------    -----    ------    ----      ------
                             $41,113   $3,980   $(1,004)  $  --     $ 2,976
                              ======    =====    ======    ====      ======

     The Company charged $1.0 million to the purchase reserve during the nine months ended September 30, 2003. The severance and related benefits payments were $0.6 million for headcount reductions already incurred. Facilities integration charges were $0.4 million and the Company was reimbursed $0.2 million related to contract losses. The Company reclassed $0.9 million between the various components of the purchase reserve during the quarter ended September 30, 2003 to cover various pre-acquisition legal contingencies. The majority of the remaining $3.0 million of the purchase reserve is expected to be paid out by December 31, 2003.

 4.  Acquired Intangible Assets

                          As of September 30, 2003
                                                   Gross
                                                 Carrying   Accumulated
                  (in thousands)                  Amount    Amortization
                  --------------                  ------    ------------

      Amortized intangible assets
       Customer contracts and relationships      $48,700      $ 6,913
       Provider Contracts                          9,927          774
                                                  ------       ------
       Total                                     $58,627      $ 7,687
                                                  ======       ======

     Customer contracts and relationships represent the value of long-term contracts and long-term business relationships existing at the time of acquisition. Provider contracts represent additions to the First Health[R] Network that the Company has acquired. The aggregate amortization expense recorded during the nine months ended September 30, 2003 was $3.1 million. The estimated amortization expense for each of the years ending December 31, 2003 through 2007 is $4.2 million.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

                                                 Amount
                                                 -------
              Balance, January 1, 2003          $279,447
              Goodwill acquired                       --
              Other changes                        1,637
                                                 -------
              Balance, September 30, 2003       $281,084
                                                 =======

     The other goodwill adjustments represent $3.5 million in financial performance payments made related to the HealthCare Value Management ("HCVM") acquisition, $0.3 million related to the reconciliation of HCVM assets and liabilities and a $2.2 million reduction related to the reconciliation of Claims Administration Corporation assets and liabilities (the prior underwriter and claims administrator of the Mail Handlers Benefit Plan).

 5. Accounts receivable reserves for client-specific items were $39.4 million and $41.2 million as of September 30, 2003 and December 31, 2002, respectively. Client-specific reserves, for matters such as ineligible members and contractual terms, are netted against the gross accounts receivable balance in the Consolidated Balance Sheets. Allowance for doubtful accounts reserves were $13.3 million and $14.8 million as of September 30, 2003 and December 31, 2002, respectively. Client-specific reserves and the allowance for doubtful accounts are established based on historical experience, current economic circumstances and contractual arrangements and are adjusted monthly based upon updated information.

 6. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $0.1 million, net of deferred income taxes, for the nine month period ended September 30, 2003. The net unrealized gain as of
     September 30, 2003, included as a component of stockholders' equity, was $0.9 million, net of deferred income taxes. The Company has eight separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of September 30, 2003 and December 31, 2002 was $59.8 million and $54.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $2.1 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively, and is included in interest income. Approximately 90% of this partnership is owned by parties related to a former member of the Company's Board of Directors.

 7. In 2002, the Board approved a new authorization to repurchase up to an additional 10 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. During the nine months ended September 30, 2003, the Company repurchased approximately 6.2 million shares (1.048 million shares in the third quarter) on the open market for approximately $153.3 million ($27.8 million in the third quarter). The actual cash paid (of $ 149.8 million) excludes $3.4 million for trades dated in September that were settled during the first 3 days of October. The Company repurchased 1.3 million shares during the nine months ended September 30, 2002. As of September 30, 2003, approximately 4.4 million shares remain available for repurchase under the Company's current repurchase authorization.

 8. Weighted average shares outstanding increased for diluted earnings per share by 2.4 million and 2.5 million and by 3.4 million and 3.7 million respectively, for the three and nine months ended September 30, 2003 and 2002, respectively, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for both the three and nine months ended September 30, 2003 and 2002, due to the effect of stock options outstanding. Diluted net income per share was $.03 less than basic net income per share for both the three and nine months ended September 30, 2003 and 2002, due to the effect of stock options outstanding.

 9. At September 30, 2003, the Company has various stock-based employee compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements (in the 2002 Annual Report on Form 10-K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (other than compensation cost for consultants), as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to all outstanding and unvested awards in each period (in thousands except
     EPS):

                       Nine Months Ended September 30,
                       -------------------------------
                                                            2003       2002
                                                           -------    -------
      Net Income, as reported                             $114,668   $ 97,241

           Add: Stock-based employee compensation expense       65         --
                included in reported net income, net of
                related tax effects.

        Deduct: Total stock-based employee compensation
                expense determined under fair value
                based method for all awards, net of
                related tax effects                        (10,280)   (11,615)
                                                           -------    -------
        Pro forma net income                              $104,453   $ 85,626
                                                           =======    =======
        Earnings per share:
                Basic, as reported                        $   1.20   $    .96
                Basic, pro forma                          $   1.09   $    .85

                Diluted, as reported                      $   1.17   $    .93
                Diluted, pro forma                        $   1.06   $    .82


 10. Effective January 1, 2003, the Company adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

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

     Effective July 1, 2003, the Company adopted SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations or cash flows.


 11. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company's financial position or results of operations.

     The Company's largest client (Mail Handlers Benefit Plan) generated revenue of approximately $160 million in 2002 (21% of total revenues) and $169 million (26% of total revenues) during the nine months ended September 30, 2003. Revenues from the Plan are recorded net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of September 30, 2003, the Plan has approximately $358 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of September 30, 2003. There are no known Plan deficits as of September 30, 2003.

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

 Mail Handlers Benefit Plan
 --------------------------
   The Company assumed the responsibility for supporting the Mail Handlers Benefit Plan (the "Plan"), including claims administration for the Plan, effective July 1, 2002. Consequently, 2003 results include nine months of PPO plus Administration Service business while 2002 results include six months of PPO service only business and three months of PPO plus Administration Service business. The Plan is the Company's largest customer with revenues earned of approximately $169 million ($63 million in the third quarter), or 26% of total Company revenue, during the nine months ended September 30, 2003 compared with $103 million in revenues earned during the nine months ended September 30, 2002 (or 19% of total revenue).

 Revenues from the Plan are recorded net of a reserve established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of September 30, 2003, the Plan has approximately $358 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. Management believes that these reserves are adequate to cover any Plan deficits as of September 30, 2003. There are no known Plan deficits as of September 30, 2003.

 Acquisition
 -----------
   On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc.
 from Health Net, Inc. for approximately $80 million. The purchase also includes Health Net Plus Managed Care Services, Inc. and Health Net
 CompAmerica, Inc. Health Net Employer Services, Inc. is a workers' compensation managed care company based in Irvine, Ca. The acquisition was financed with borrowings under the Company's credit facility.

 Results of Operations
 ---------------------
      The Company's revenues consist primarily of fees for cost management services provided under contracts on a percentage-of-savings basis or on a predetermined contractual basis. Revenues also include premium revenue from the Company's insurance company operations.

      Effective January 1, 2003, the Company is now reporting revenue in a new format which includes, Group Health and Workers' Compensation revenue (which together make up the Commercial Business) and Public Sector revenue. The Commercial business is further broken down into PPO Services, PPO plus Administration Services and Premium revenue on the Group Health side. The Workers' Compensation business is further broken down into PPO Services and PPO plus Administration Services (there is no premium revenue). PPO Service is where the Company provides its national PPO network to clients without any other services. PPO plus Administration Service is where the Company provides PPO plus other services such as claims administration, health plan administration, fee schedule, front end, first report of injury, pharmacy benefit management and/or disease management.

      The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 2003 and 2002, respectively:

  Sources of Revenue
                                       ($ in thousands)
                               Three Months Ended September 30,
                                  ---------------------------      % Change
                                    2003     %     2002     %    2002 to 2003
                                   -------  ---   -------  ---   ------------
  Commercial Revenue:
    Group Health:
      PPO plus Administration
        Services                  $ 97,063   44% $ 84,998   41%       14%
      PPO                           36,406   17    42,035   21       (13)
      Premiums                       4,417    2     3,833    2        15
                                   -------  ---   -------  ---       ---
      Total Group Health           137,886   63   130,866   64         5
                                   -------  ---   -------  ---       ---
    Workers' Compensation:
      PPO plus Administration
        Services                    23,132   11    27,132   13       (15)
      PPO                           15,994    7    13,706    7        17
                                   -------  ---   -------  ---       ---
      Total Workers' Compensation   39,126   18    40,838   20        (4)
                                   -------  ---   -------  ---       ---
  Total Commercial Revenue         177,012   81   171,704   84         3
                                   -------  ---   -------  ---       ---
  Public Sector Revenue             42,724   19    33,224   16        29
                                   -------  ---   -------  ---       ---
  Total Revenue                   $219,736  100% $204,928  100%        7%
                                   =======  ===   =======  ===       ===

                                       ($ in thousands)
                                Nine Months Ended September 30,
                                  ---------------------------      % Change
                                    2003     %     2002     %    2002 to 2003
                                   -------  ---   -------  ---   ------------
  Commercial Revenue:
    Group Health:
      PPO plus Administration
        Services                  $277,091   43% $151,502   28        83%
      PPO                          116,201   18   170,455   31       (32)
      Premiums                      12,774    2    11,653    2        10
                                   -------  ---   -------  ---       ---
      Total Group Health           406,066   63   333,610   61        22
                                   -------  ---   -------  ---       ---
    Workers' Compensation:
      PPO plus Administration
        Services                    73,291   11    80,421   15        (9)
      PPO                           46,278    7    41,486    7        12
                                   -------  ---   -------  ---       ---
      Total Workers' Compensation  119,569   18   121,907   22        (2)
                                   -------  ---   -------  ---       ---
  Total Commercial Revenue         525,635   81   455,517   83        15
                                   -------  ---   -------  ---       ---
  Public Sector Revenue            126,505   19    94,695   17        34
                                   -------  ---   -------  ---       ---
  Total Revenue                   $652,140  100% $550,212  100%       19%
                                   =======  ===   =======  ===       ===

      Total revenue for the three and nine months ended September 30, 2003 increased $14.8 million (7%) and $101.9 million (19%) from the comparable periods of 2002. The components of the Company's quarterly revenue are as follows:

      Group Health revenue of $137.9 million and $406.1 million for the three and nine months ended September 30, 2003 increased $7.0 million (5%) and $72.5 million (22%) from the comparable periods of 2002. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. PPO plus Administration Services revenue for the three and nine months ended September 30, 2003 increased $12.1 million (14%) and $125.6 million (83%) due to numerous new clients that have been added this year and existing clients utilizing more services, principally Mail Handlers. PPO plus Administration Services revenue in the third quarter of 2003 increased $6.0 million (7%) from the second quarter of 2003. This increase is also due to new clients and existing clients utilizing more services. Group Health PPO services for the three and nine months ended September 30, 2003 decreased $5.6 million (13%) and $54.3 million (32%) from the comparable periods of 2002 as clients, especially Mail Handlers, are taking advantage of most of the Company's services. PPO service revenue in the third quarter of 2003 decreased $2.5 million (6%) from the second quarter of 2003. This decrease is due primarily to clients utilizing additional administration services. As these clients purchase additional services, the revenue is then reported under the PPO plus Administration Services caption. Premium revenue for the three and nine months ended September 30, 2003 increased $0.6 million (15%) and $1.1 million (10%) from the comparable periods of 2002 as a result of new and existing clients that purchased the Company's stop-loss insurance.

      Workers' Compensation revenue of $39.1 million and $119.6 million for the three and nine months ended September 30, 2003 decreased $1.7 million (4%) and $2.3 million (2%) from the comparable periods of 2002. This decrease is due primarily to some historic workers' compensation clients that have exited various markets. Workers' Compensation revenue in the third quarter of 2003 decreased $1.2 million (3%) from the second quarter of 2003 also due to this loss of historic business. This loss of business is consistent with prior quarters as clients are exiting various markets and more stringent underwriting standards have taken effect.

      Public Sector revenue of $42.7 million and $126.5 million for the three and nine months ended September 30, 2003 increased $9.5 million (29%) and $31.8 million (34%) from the same periods of 2002. Public Sector revenue represents fees associated with pharmacy benefit management, fiscal agent services and healthcare management from clients within the public sector. This increase in revenue is due primarily to new clients, such as the State of Nevada, one-time HIPAA support implementations and fees associated with pharmacy programs. Approximately $9.0 million and $30.0 million in revenue was due to non-recurring items for the three and nine months ended September 30, 2003 compared to $1.2 million and $5.2 million for the comparable periods of 2002. Public Sector revenue in the third quarter of 2003 decreased $1.5 million (3%) from the second quarter of 2003 as expected due to lower non-recurring items in the quarter compared to second quarter. This revenue is expected to rise in the fourth quarter of 2003.

   Cost of services increased $5.2 million (6%) and $53.4 million (22%) for the three and nine months ended September 30, 2003 from the comparable periods in 2002 due primarily to operating costs associated with the increased Public Sector revenue and the inclusion of nine months of costs associated with the administration of the Plan in 2003 compared to three months in 2002. Cost of services in the third quarter of 2003 decreased $1.5 million (2%) from the second quarter of 2003 due primarily to the drop in Public Sector business (related primarily to non-recurring revenue items) and operating efficiencies the Company has achieved (principally in the Commercial business). Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services was 44.9% and 45.2% for the three and nine months ended September 30, 2003, respectively, from 45.6% and 43.9% in the comparable periods last year. The year-to-date increase as a percentage of revenue is due primarily to the addition of costs associated with the administration of the Plan.

   Selling and marketing costs for the three and nine months ended September 30, 2003 increased $1.8 million (8%) and $9.3 million (17%) from the comparable periods in 2002 primarily as a result of the addition of costs associated with the administration of the Plan and to increased marketing efforts to increase the enrollment in the Plan. To a lesser extent, the increase in selling and marketing costs is due to the addition of new sales personnel. Selling and marketing costs during the three months ended September 30, 2003 increased $1.8 million (9%) from the second quarter of 2003 due to the increased marketing efforts.

   General and administrative costs for the three and nine months ended September 30, 2003 increased $0.2 million (1%) and $7.5 million (19%) from the comparable periods in 2002 due primarily to the inclusion of costs associated with the administration of the Plan as well as increases in professional liability insurance and other professional fees. General and administration costs in the third quarter of 2003 increased $0.5 million (4%) from the second quarter of 2003 due to increased insurance and professional fees.

   Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits increased $0.6 million (15%) and $2.5 million (21%) for the three and nine months ended September 30, 2003 from the comparable periods of 2002. This increase was due primarily to new client activity and unusually high medical claims in the period. The loss ratio (healthcare benefits as a percent of premium revenue) was 101% and 110% for the three and nine months ended September 30, 2003 compared to 101% and 99% for the comparable periods of 2002. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Income from operations was $61.8 million, $55.5 million, and $61.8 million in the third quarter of 2003, third quarter of 2002, and second quarter of 2003, respectively. EBITDA (income from operations excluding depreciation and amortization of $15.7 million, $14.8 million, and $15.6 million), a non-GAAP financial measure, was $77.4 million, $70.3 million and $77.3 million, in the third quarter 2003, third quarter 2002, and second quarter 2003, respectively. EBITDA margin (EBITDA as a percent of revenue) was 35.2%, 34.3% and 35.4% in the third quarter 2003, third quarter 2002, and second quarter 2003, respectively. The slight decline in the EBITDA margin from the second quarter was due to the significant growth in the lower margin Public Sector business. The EBITDA margin on the Commercial business was 41.3% in the third quarter of 2003 compared to 39.0% in the third quarter of 2002 and 41.2% in the second quarter of 2003. The slight increase from the second quarter is due to operating efficiencies achieved in the Company's Commercial business. The EBITDA margin on the Public Sector business was 10.1% in the third quarter of 2003 compared to 9.9% in the third quarter of 2002 and 12.2% in the second quarter of 2003. The margin decline from the second quarter was due primarily to consulting and outsourced system usage costs associated with major system implementations that went live during the third quarter.

   Depreciation and amortization expenses increased $0.8 million (6%) and $5.2 million (13%) for the three and nine months ended September 30, 2003 from the comparable periods in 2002 due primarily to increased infrastructure investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure. Depreciation expenses in the third quarter of 2003 were consistent with the second quarter of 2003.

   Interest income for the three and nine months ended September 30, 2003 decreased $0.4 million (21%) and $0.8 million (17%) from the comparable periods of 2002. Interest income in the third quarter of 2003 increased $0.2 million (11%) from the second quarter of 2003. Interest income has decreased from last year as the Company has used much of its available cash to repay debt and repurchase its common stock.

   Interest expense for the three and nine months ended September 30, 2003 decreased $0.2 million (16%) and $0.4 million (9%) from the comparable periods in 2002. Interest expense in the third quarter of 2003 decreased $0.2 million from the second quarter of 2003. Interest expense has remained fairly constant as the average debt outstanding has remained fairly constant between the comparable periods. The effective interest rate on September 30, 2003 was approximately 2.75% per annum and the Company had $155 million of debt outstanding.

   Income tax expense for the three and nine months ended September 30, 2003 decreased $0.8 million (4%) and increased $6.1 million (10%) from the comparable periods of 2002. The Company lowered its annual effective tax rate to 38% from 39.75% in 2002 due to changes to its cost of performance structure used for state tax calculations. This rate reduction was done in the third quarter as the full state tax effect was recently determined with the filing of various state tax returns.

   Net  income  for the  three  and  nine months  ended  September  30,  2003 increased $6.9 million (20%) and $17.4 million (18%) from the comparable periods of 2002. This increase is due primarily to the increase in revenue associated with the Mail Handlers Benefit Plan, the decrease in the Company's effective tax rate to 38% from 39.75% in 2002 and, to a lesser extent, growth in the public sector business.

   Diluted net income per common share for the three and nine months ended September 30, 2003 increased 31% to $.42 per share and 26% to $1.17 per share from the comparable periods of 2002. Net income per common share was favorably increased by $.03 per share due to the decrease in the effective tax rate discussed above. The increase in net income per common share was also favorably impacted by the repurchase of 6.2 million shares of Company common stock during the nine months ended September 30, 2003. For the three and nine months ended September 30, 2003, diluted common shares outstanding decreased 8% and 6% from the comparable periods of 2002.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $10.8 million in working capital on September 30, 2003 compared with working capital of $1.2 million at December 31, 2002. Through the first nine months of the year, operating activities provided $160.6 million of cash. Investment activities used $61.6 million of cash representing purchases of fixed assets of $56.0 million, acquisition payments of $3.0 million (related to the HCVM acquisition) and $2.6 million in net purchases of investments. Financing activities used $94.8 million of cash representing $149.8 million in purchases of Company common stock (net of $3.4 million in stock repurchases that have not yet settled) partially offset by $19.7 million in proceeds from issuance of common stock
 (representing 1.7 million shares), $35.0 million in proceeds from debt issuance (net of $110.0 million in debt repayment) and $0.3 million in stock option loan repayments.

   The Company's outstanding debt at September 30, 2003 increased to $155 million from $120 million at December 31, 2002 as the Company borrowed funds against its credit facility to finance repurchases of its common stock. The Company has no off-balance sheet financing arrangements or material long-term purchase obligations.

 The following table summarizes the contractual obligations the Company has outstanding as of September 30, 2003:

          (in thousands)
          -----------------------------------------------------------
          Years Ending                     Revolving Line
          December 31,          Leases        of Credit       Total
          -----------------------------------------------------------

              2003             $  3,367      $     --       $   3,367
              2004               12,613            --          12,613
              2005               10,406            --          10,406
              2006                7,402            --           7,402
              2007                5,999       155,000         160,999
              Thereafter          9,485            --           9,485
          -----------------------------------------------------------
              Total            $ 49,272      $155,000       $ 204,272
          -----------------------------------------------------------

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

 2004 Outlook
 ------------
   The Company recently concluded part of its budgeting and planning process for 2004. While overall revenue growth is expected to increase compared to 2003, EPS is expected to be comparable to 2003. There are a number of factors contributing to these expected results, including loss of corporate accounts with higher margin PPO-only business; continued migration of corporate accounts to lower margin comprehensive services; fewer new corporate accounts effective in 2004 than previously anticipated; anticipated loss of federal employee members particularly in the Mail Handlers Health Benefit Plan, due to a significant increase in member contributions; anticipated loss of PPO revenue in the workers' compensation area from recently-enacted legislation in California that is effective January 1, 2004; and slower implementation of new accounts for the Company's workers' compensation, insurance and state Medicaid services than previously expected.

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

     Effective July 1, 2003, the Company adopted SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations or cash flows.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
      The Company's market risk exposure at September 30, 2003 is consistent with the types of market risk and amount of exposure presented in its 2001 Annual Report on Form 10-K.


 Item 4.  Controls and Procedures
          -----------------------
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


 PART II

 Item 1.   Legal Proceedings
           -----------------
           The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company's financial position or results of operations.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------
      Exhibits:

      (b)  Exhibit 11 -   Computation of Basic Earnings Per Common Share and
                          Diluted Earnings Per Common Share

      (c)  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      (d)  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      (e)  Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

      (f)  Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K:

           The Company furnished a report on Form 8-K dated July 28, 2003 reporting under Item 12 the results of operations and financial condition for the three and six months ended June 30, 2003.

           The Company filed a report on Form 8-K dated September 3, 2003 reporting under Item 5 announcing it had entered into a definitive agreement to acquire the stock of Health Net Employer Services, Inc.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           First Health Group Corp.



      Dated:  November 12, 2003     /s/Edward L. Wristen
                                    ------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated:  November 12, 2003     /s/Joseph E. Whitters
                                    ------------------------------------
                                    Joseph E. Whitters
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (Principal Financial Officer)