Form 10-K
period 2003-12-31
FIRST HEALTH GROUP CORP
filed 2004-03-12
CIK 812910

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

       {X}     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003

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

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $2,015,723,325, calculated by reference to the closing price of $27.56 for the common stock on the Nasdaq National Market on that date. For purposes of the foregoing calculation only, all directors, executive officers and five-percent stockholders of the registrant have been deemed to be affiliates.

 As of March 1, 2004 there were 91,130,434 shares of common stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

 2003 Annual Report to Stockholders..................     Parts I, II and IV

 Proxy Statement for the Annual Meeting of
 Stockholders scheduled to be held on
 May 13, 2004........................................     Parts I and III

                                 PART I


 Item 1.   Business
           --------

 Forward-Looking Statements

      This report includes certain forward-looking statements within the meaning of the federal securities laws. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "could" and "should" and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by us are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of risks, uncertainties and assumptions. For representative examples of these factors, we refer you to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report to Stockholders.

 General

      First Health Group Corp., together with its consolidated subsidiaries (referred to as "First Health," "FH," "us," "we," or "our"), is a full-service national health benefits services company. We specialize in providing large payors with integrated managed care solutions. We are a national managed care company serving the group health, workers' compensation and state agency markets.

      First Health is a Delaware corporation that was organized in 1982. Our executive offices are located at 3200 Highland Avenue, Downers Grove, Illinois 60515, and our telephone number is (630) 737-7900. Our Internet website is located at www.firsthealth.com. This report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our Internet website as soon as practicable after such reports are filed with the Securities and Exchange Commission.

 For additional information concerning our business, please refer to the financial statements included in our 2003 Annual Report to Stockholders.

 Recent Developments

 Acquisitions. On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. from Health Net, Inc. for approximately $79 million. The purchase also includes Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc. Health Net Employer Services, Inc. is a workers' compensation managed care company based in Irvine, Ca. The acquisition was financed with borrowings under the Company's credit facility.

 On October 31, 2003 the Company completed the acquisition of PPO Oklahoma for a purchase price of $10 million, subject to certain purchase price adjustments. PPO Oklahoma operates almost exclusively in the state of Oklahoma. The acquisition was financed with borrowings under the Company's credit facility.

 Introduction to Our Products and Services

 We assist a broad range of payor clients through a portfolio of both integrated and stand-alone managed care and administrative products. These products are designed to produce a positive impact on medical care, to manage medical costs and promote a high level of service and satisfaction among end users. The components of our offerings include:

   * A broad, national preferred provider organization (PPO) of directly contracted, quality, cost-effective health care providers (which the Company considers to be its most important asset)

   * Clinical programs, including case management, disease management and return to work programs

   * Administrative products, including group health claims administration and business process outsourcing for the workers' compensation business, including bill review, first report of injury and front end processing

   *  Pharmacy benefit management

   *  Fiscal agent services (generally for state entitlement programs)

   *  Group health insurance products

 These products, particularly in the group health area, are offered as part of a comprehensive, integrated package. They are supported by our integrated IT infrastructure, centralized data and consumer and client services, including:

   * A suite of proprietary integrated applications that allow for efficiency, control and flexibility

   * Centralized data that enables easy access for service, product development and analysis

   *  Member, provider, client and consultant websites

   * Internal applications that support self service or interactive dialogue with First Health representatives

   * Consumer access to member service representatives who answer the phone 24-hours-a-day, 7-days-a-week for group health services

   *  Account management teams dedicated to specific clients

 Business Sectors

 First Health offers its managed care and administrative products and services to commercial payors in five different sectors. First Health also serves public-sector payors. Our product and service offerings are centered around our broad, national PPO network of medical providers.

 Commercial Sectors

  Group Health Corporate
  ----------------------

 First Health serves national, multi-site, self-insured ERISA payors with its health benefit services. A variety of stand-alone managed care services are offered in this sector, as well as a portfolio of integrated health plan offerings, which may include stop-loss insurance coverage. The Company's target market generally consists of payors with 1,000 employees or more.

 In addition, we service mid-size, self-insured ERISA payors in local and regional markets with an integrated health plan offering, which may include stop-loss insurance coverage. Generally, marketing in this sector is done directly to payors and through relationships with select consultants and brokers. The Company is focusing on this area for expanded growth in 2004 and beyond.

 In this sector, First Health competes with large and mid-size national carriers and, in some cases, third party administrators. In addition, other programs, such as HMOs, compete for the enrollment of benefit plan participants. We distinguish ourselves on the basis of the impact of our proprietary national network, as well as our comprehensive case management and disease management programs, coupled with our 24/7 member service and outreach capabilities.

  Federal Employee Health Benefits (FEHB) Sector
  ----------------------------------------------

 First Health has competed  in the FEHB Program  for nearly two decades.  The
 FEHB Program is the largest employer-sponsored group health program in the U.S. This is both a business-to-business and business-to-consumer sector, where federal employees have the opportunity to receive health benefits from a number of offered plans each year. For our largest client in this sector, the Mail Handlers Benefit Plan (MHBP), First Health serves as the plan administrator. For all other clients, we provide a variety of managed care and administrative services.

 In this sector, we market directly to the consumer to gain additional membership in the MHBP. In 2003, we launched a national consumer direct response campaign, including direct mail, print and television. We expect to continue direct marketing as a means of increasing membership in the MHBP.

 Various health plans are offered under the FEHB Program, including Blue Cross plans and HMOs. First Health distinguishes itself by our experience and long-term presence in this market and our ability to offer a single source program that impacts cost on a national basis. The Company anticipates that it will lose about 10% of the enrollment in the MHBP in 2004 as a result of significant increases in member contributions effective in January 2004 in response to increased costs in 2003.

  Group Health Third Party Administrators (TPA)
  ---------------------------------------------

 First Health offers its national PPO and other managed care products to national, regional and local TPAs. This sector is served by both the First Health brand and CCN brand networks, with CCN comprising the majority of business. This is largely a business-to-business sector, focusing on delivering managed care and administrative solutions that increase client efficiency and profit.

 The TPAs' sales and marketing staff has primary responsibility for offering our services to their clients, relieving us of significant marketing expense. We support these efforts through participation in the proposal process. The clients of the TPAs, to which we provide services, typically have less than 1,000 employees/members, so there is generally very little conflict with our corporate sales initiative.

 First Health competes largely with stand-alone national, regional and local PPOs in this sector. We distinguish ourselves on the basis of our network results as well as our ability to interact efficiently with clients in a variety of ways, including remote web repricing and electronic data interchange ("EDI") connectivity.

  Health Insurance Carriers
  -------------------------

 The company offers services in this sector that include the First Health[R] Network, supplemented with a variety of product options, including clinical management programs, pharmacy benefit management and imaging/medical records repository. This is a highly regulated environment which requires investment in infrastructure to comply with regulatory requirements. The carrier sector has experienced high and increasing administrative costs, creating a market where First Health can leverage its investment in technology and related infrastructure to impact these costs.

 The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering our services to its policyholders, mitigating significant marketing expense. These clients generally are selling to individuals and small employers (less than 250 employees) and our technology allows them to have a more cost effective offering.

 Competitors in the carrier sector include national, regional and local PPO networks. First Health distinguishes itself through our ability to reduce both medical and administrative costs.

  Workers' Compensation
  ---------------------
 First Health targets insurance carriers, TPAs, state funds, federal employees and self-insured employers with its workers' compensation programs. In this area, First Health offers managed care services, including the First Health[R] Network and business process outsourcing, including bill review, imaging and work flow management and first report of injury. This sector has experienced significant challenges in recent years due to increases in medical costs and a decline in investment income for insurance carriers. As a result, there is a demand by payors for products that target high cost and/or high volume services. In order to provide services that target increased areas for cost savings, First Health has developed products such as a subset-point-of-entry network (smaller network of providers), a managed physical therapy program, an appointment setting program, and a pain management network and will continue development of such programs. In addition, our business process outsourcing provides customers with work flow and medical records solutions to maximize the financial impact for every claim.

 In this sector we market to insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

 The competition includes mostly regional managed care companies with an emphasis on PPO, clinical programs or bill review. First Health differentiates itself based on national PPO results and the ability to provide an integrated product, coupled with technology that reduces administrative cost.

 These commercial revenue sectors are all focused around the Company's national proprietary PPO Network and are the largest contributors to our revenue.


 Public Sector
 -------------

 Our subsidiary, First Health Services, provides integrated automation, administration, payment and health care management services for public sector claims. Specifically, First Health Services includes the following programs:

   *  Pharmacy benefit management

   *  Health care management

   *  Fiscal agent services

 We have been able to utilize our Medicaid fiscal agent expertise, our base of experience in the public sector and our client relationships with over 24 state governments to provide new products and services as the public sector health programs (primarily Medicaid) move toward more efficient utilization of health care services.

 Health Care Reform
 ------------------

 In 2003, H.R. 1., the Medicare reform and prescription drug legislation, was signed into law. This bill makes sweeping changes to the Medicare program. However, most of these changes do not take effect until 2006. The Company currently derives no revenue from Medicare and the effects of the legislation are not currently estimated to have any material effect on revenue or profitability. Key parts of the legislation include:

   * Access to a discount drug card for Medicare beneficiaries until December 31, 2005

   * Employer eligibility for a 28% federal subsidy for retiree prescription drug costs if they offer an actuarial-equivalent qualified prescription drug plan

   * Beginning in 2006, beneficiaries can choose to enroll in a voluntary drug benefit plan (the new Medicare Part D)

   * Beginning in 2006, regional PPOs will be a new option under the Medicare Advantage program

   * Beginning in 2004, Health Savings Accounts (HSA) are authorized and can be offered in conjunction with a high-deductible health plan. Contributions can be made by the employer or the employee and are excluded from income and wages for tax purposes. Amounts not distributed can be carried over to the next year. HSAs are portable and are owned by the individual.

 First Health is actively monitoring the rule-making process to determine the extent to which we will have an opportunity to participate in these new programs and to advise our employer clients on participation.


 Description of Products and Services

 Commercial
 ----------

  Preferred Provider Organization (PPO) - The First Health[R] Network
  -------------------------------------------------------------------

 PPOs are groups of hospitals, physicians and other health care providers that offer services through companies like ours, at pre-negotiated rates to various payors, including employee groups, workers' compensation payors or other payors such as auto liability. PPO networks offer an additional means of managing health care costs by reducing the per-unit price of medical services provided.

 Established in 1983, our national PPO network, known as the First Health[R] Network, incorporates both group health and workers' compensation medical providers. This is the core of our Commercial business, providing the foundation for all other products and services.

 As of December 31, 2003, our hospital network included approximately 4,300 hospitals in 50 states, the District of Columbia and Puerto Rico. In most cases, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, we have established an outpatient care network (OCN) comprising approximately 450,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 50 states, the District of Columbia and Puerto Rico.

 In the last several years, we have incurred substantial expense (approximately $25 million annually) in expanding our PPO network. We have increased both the number of health care providers with whom we contract within existing geographical markets and the number of geographical areas we serve. We have expanded the number of contract hospitals not only in major metropolitan markets, but also in targeted secondary and rural markets. Many of the hospital and OCN providers that we have added to our network in recent years are located in those secondary and rural markets.

 As health care costs continue to increase, we expect to invest in continued development of subset "specialty networks" for high cost and/or high volume illness/procedures. Specialty networks are designed to improve predictability of costs and produce the best possible patient and financial outcomes. We have already developed a number of such networks, including a national transplant network, the First Health[R] National Transplant Program. This program is designed to facilitate the cost-effective use of high quality transplant services through a fully integrated system, whereby case management coordinates the transplant process from pre-transplant evaluation through the one-year anniversary of the transplant. Similar networks have also been developed for point-of-entry workers' compensation providers and physical therapy providers.

 As health care costs continue to rise, we are approaching network development with strategies to attain the best possible outcomes at the most cost-effective rate. For example, bariatric surgery is a procedure that is becoming commonplace, yet it produces a wide variance in outcomes. First Health has developed a system that offers the most experienced surgeons who have documented superior outcomes and who perform the procedure at the most cost-effective hospitals.

 The following table sets forth information with respect to the approximate number of participating providers in The First Health[R] Network at the end of each of the past five years:

                                                   December 31
                                      --------------------------------------
                                       1999    2000    2001    2002    2003
                                      ------  ------  ------  ------  ------
 Number of Hospitals in Network        3,510   3,700   4,100   4,200   4,300
 Outpatient Care Network Providers   321,000 348,000 390,000 412,000 450,000


 The First Health[R] Network was developed in response to the needs of our national client base which is composed of a diverse group of health care payors, such as group health and workers' compensation insurance carriers, third party administrators, HMOs, self-insured employers, union trusts and government employee plans. The breadth and depth of our client base allows us to negotiate favorable rates for all payors with current and prospective healthcare providers throughout the country.

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

 The First Health[R] Network consists of a full array of providers, including hospitals and outpatient providers, such as physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers. By establishing contractual relationships with the complete range of providers, we are able to impact the vast majority of our clients' health care costs and facilitate referrals within the network for all needed care. Network providers benefit from their participation in the First Health[R] Network through increased patient volume as patients are directed to them through health benefit plans maintained by our clients and other channeling mechanisms, such as our clinical and care support services and on-line provider directories.

 Our rate structure maximizes the savings for the client and gives incentives to providers to deliver cost-effective care. Unlike many other PPOs that negotiate price discounts or separate rates for intensive care and other specialty units, we strive to negotiate a single, all-inclusive, per diem rate for medical/surgical and intensive care unit days in hospitals. The majority of our hospital PPO contracts have such an all-inclusive rate structure. We also control the charges for hospital outpatient care through the use of reimbursement caps. These negotiated rates have resulted in typical savings from so-called "rack rates" of approximately 40% on inpatient hospital costs and 35% for physician and outpatient costs.

 We have utilized these negotiated rates to develop the First Health[R] Network U&C, a usual and customary schedule for non-network services. The First Health[R] Network U&C applies when non-network physicians or hospitals are used and yields plan savings equivalent to the average network rate within each geographic area. The schedule is possible because of our national network, direct provider contracts and transactional capabilities.

 We have established an extensive provider relations program in order to promote ongoing and long-term positive business relationships with network providers. Dedicated staff perform a variety of activities including responding to claims inquiries and conducting site visits. Due in part to the effectiveness of the provider relations program, our retention rate has been more than 99% for hospitals and more than 96% for physicians and other outpatient providers.

 PPO Quality Assessment. Quality assessment of network providers is a critical component in the selection and retention process. We have established an intensive program whereby we can evaluate each individual provider against standards set for various quality indicators. Provider evaluation begins prior to selection and continues as long as the provider remains in the network.

 Quality assessment activities include:

   *  Physician credentialing

   *  Peer review of applications when credentialing criteria are not met

   *  Physician recredentialing on at least a biennial basis

   *  Claims profiling

   *  Hospital profiling and credentialing

   * Ongoing monitoring based on external data and information gathered through interaction with providers

   *  Quality investigations

 First Health is currently seeking PPO accreditation through the URAC (Utilization Review Accreditation Commission) on a state-by-state basis. Our first state, Virginia, accredited us in January, 2003. In December, 2003, we received provider credentialing accreditation in Georgia and North Carolina. We are targeting other states for accreditations in 2004.

  PPO Acquisition Philosophy. Over the course of the last few years, the Company has made selective acquisitions that have increased the Company's client base and providers under contract.

  CCN. Our acquisition of CCN in August 2001 has expanded our position in the group health TPA and insurance company sectors. The addition of CCN network providers has added to the national reach of our network and offers our clients and their employees more choices for their provider selection.

  Healthcare Value Management (HCVM). Our acquisition of HCVM in May 2002 expanded the scope and depth of our network in New England. HCVM is headquartered in Boston.

  PPO Oklahoma. On October 31, 2003 the Company completed the acquisition of PPO Oklahoma. PPO Oklahoma operates almost exclusively in the state of Oklahoma. We expect to substantially improve The First Health[R] Network in Oklahoma as a result.

  Health Net Employer Services, Inc. On October 31, 2003, the Company completed the acquisition of Health Net Employer Services, Inc., which brings additional workers' compensation providers to the First Health[R] Network and additional products and services to the First Health workers' compensation portfolio.

  Clinical Programs
  -----------------

 We provide clinical programs, including utilization review, case management, medication compliance and disease management through an internal staff consisting primarily of allied health professionals, registered nurses and physicians. This staff is supplemented by a nationwide network of consulting physicians with a full range of specialties. Our in-house physician staff is a resource for development of our programs, as well as clinical policies and guidelines. Our staff includes experienced, board-certified physicians in such specialties as internal medicine, obstetrics and gynecology, psychiatry, pediatrics and occupational medicine. Our staff is crucial to the development and maintenance of evidence-based medical necessity guidelines and our network quality assessment efforts.

 Our approach to clinical management is patient-centered, which means that we provide the level of support required to manage both costs and outcomes at an individual level. Our program focuses on proper management of illnesses and chronic conditions through early identification, intervention and education. Because we own and operate the program, we are able to aggregate data to identify at-risk members at an early stage and to monitor individual claims data to identify high-risk patients. We connect these patients with network providers and set appointments to facilitate compliance. We then work with the patients and their providers to identify and implement cost-effective treatment alternatives. In all cases, the decision to proceed with these alternatives is made by the patient and the physician.

 We have formal, clinical protocols for chronic disease management, supported by health status assessments and educational materials. We currently have models for the following conditions:

          *  Asthma                       *  Arial fibrillation
          *  Congestive heart failure     *  Post myocardial infarction
          *  Diabetes                     *  HIV
          *  Hepatitis C                  *  Organ transplantation
          *  Depression                   *  High risk maternity

 In addition to these conditions, we also proactively manage other high cost cases such as accidents requiring extensive rehabilitation.

 Once a case is identified, the case manager continues with periodic follow-up contacts to assess the patient's knowledge of and compliance with the treatment plan. These interactions enhance our ability to assess and appropriately impact:

   *  The patient's compliance with the treatment plan
   *  Progress in achieving treatment goals
   *  Return to optimal functioning
   *  The overall cost to the plan and the patient


  Medical Claims Administration and Health Plan Services
  ------------------------------------------------------

 We provide comprehensive claims administration to group health clients who purchase our managed care services, including the First Health[R] Network. We provide clients with an integrated package of health care benefits administration, including:

   *  Managed care administration
   *  Medical, dental and vision claims processing
   *  Prescription drug plan administration
   *  Flexible spending account administration
   *  Health care reimbursement account administration
   *  COBRA administration
   *  Health savings account and administration
   *  Subrogation
   *  Access to member services representatives 24-hours-a-day, 7-days-a-week

 We have been using our proprietary claims administration system, the First Claim[R] system, for 20 years. Because we developed the system, we have the flexibility to support business functions in an efficient, effective manner. We have completed system upgrades incrementally so we do not expose our clients to the high risk of large-scale conversions. Because we control the system, we can offer maximum flexibility for clients who require a variety of benefit plan options or who wish to implement a customized benefit plan. Virtually all of First Health's clients have benefit plans that are unique to them and their business.

 Because we provide a single source environment, plan participants have just one number to call for all health benefits information. Our claims process is virtually paperless, particularly when a network provider is used. The system automatically calculates benefits and issues checks, letters and explanations of benefits to plan participants and providers.

 We use our imaging and indexing capabilities to increase the timeliness and accuracy of our claims processing. When we receive paper claims, they are immediately scanned into First Claim[R] and electronically date-stamped. Once the claim is scanned into the system, it is electronically routed to begin the indexing process, which populates the vital information needed to adjudicate the claim. The claim is then electronically routed to the proper claims office for adjudication and is also available for member services staff to respond to inquiries. Plan members are able to view the status of their claim online throughout the entire process, from indexing to completion.

  Pharmacy Benefits Management (PBM)
  ----------------------------------

 We offer a comprehensive pharmacy program, including:

   * A national, proprietary, point-of-sale, pharmacy network, consisting of more than 51,000 chain and independent pharmacies
   *  Formulary management
   *  Mail-order service
   *  Prospective drug utilization review
   *  Online prescription claim adjudication

 The single source combination of pharmacy benefits management and medical management is critical to managing and assessing the total medical cost. Pharmacy data sources are linked with other data sources to internally identify at-risk members for disease management.

  Stop-Loss Insurance
  -------------------

 Our stop-loss insurance capabilities enable us to serve as an integrated, single source for the managed care needs of our clients who are self-insured employers. Because our stop-loss rates are based on the savings and value generated through our various services, we are able to offer competitive rates and policies and multiple-year rate guarantees. These guarantees include fixed-percent increases and are based upon loss results. Stop-loss policies are written through our wholly owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance. This is the primary insurance product that is emphasized in our sales efforts.

  Bill Review
  -----------

 The First Health[R] Bill Review system offers national and multi-regional clients a single system to integrate and manage their workers' compensation medical data. This means that our clients can implement their managed care strategies on a national basis. With our bill review system, our clients capture data from multiple sources, analyze the information and use it to implement advanced managed care strategies.

 First Health[R] Bill Review provides our clients a completely automated, accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. The system features full integration with The First Health[R] Network and provides a seamless process for determining contracted rates. As part of the bill adjudication process, First Health subjects bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices. These billing edits represent additional bill review savings. First Health maintains and supports virtually all aspects of the system. Therefore, clients gain efficiencies in using our integrated services by decreasing the staff previously required to support client billing systems. We have the capability to program and implement client-specific enhancements, which provides truly customized bill review systems for our clients.

 The system supports a number of electronic data interchanges from front-end systems, including claim systems and bill entry systems. The system also supports EDI output to populate back-end systems such as payment systems, claims systems, explanation of review production and data warehousing.

 In addition, our bill review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who lease the First Health[R] Bill Review system have online access to their data and are able to create numerous reports, supported by a vast database, at their desktop. They also have online access to production and inventory reports. Through our Reporting and Evaluation Department, ad hoc and custom reports can be produced to meet ongoing needs or one-time analysis.

  First Report of Injury
  ----------------------

 Early intervention is the key to achieving optimal outcomes in workers' compensation cases. Prompt notification and initiation of medical management helps ensure that injured persons receive appropriate treatment and expedites their recovery and return to work.

 First Health [R] First Report of Injury system is a quick and easy-to-use service that greatly simplifies the reporting process for workplace injuries, as well as non-occupational disability, property and general liability claims. First Health [R] First Report of Injury service promotes immediate intervention after such occurrences. This service can be accessed telephonically or via the Internet. The system can transmit a first report to a designated representative within 4 hours of notification. In addition to expediting reporting, our system can serve as a gateway to medical management services, including channeling patients to the First Health[R] Network or setting an appointment with a network provider.

  Other Services
  --------------

    Data Analysis
    -------------

 We provide clients with in-depth, customized information concerning cost and utilization experience. We analyze our clients' health care claims information and benefit plans and suggest appropriate plan design modifications and cost management programs. We are able to predict how changes in plan structure can affect the overall cost of a benefit program.

 For workers' compensation analysis, clients can customize, schedule and run their own reports through access to our web-reporting tool. Clients can quickly access more than 250 data elements and up to 36 months of paid history to produce their own reports. Users are able to produce a virtually unlimited number of reports, each with same-day turnaround. Reports can be pre-scheduled to run on specified dates and times and users can specify that their customized pre-scheduled reports be delivered via e-mail.

    Internet Applications/Services
    ------------------------------

 First Health provides the following Internet services for members:

 Customized Member Portal (My First Health[R] Website):

 * Members can access the following personal information on "My Account" through a secured connection by entering their username and password:

     o  Benefit plan summaries
     o  Eligibility view capability for members and dependents
     o History of past year's medical, dental, pharmacy and vision claims, and status of current claims in-house
     o  Ability for member to resolve pended claims
     o Current status of accumulator balances for medical expenses and flexible spending account balances

 General Benefit Information:

 * Electronic provider directory with mapping functionality (location, mileage from specific locations, etc.) for our medical, pharmacy and dental networks and detailed provider information, such as specialty descriptions and quality indicators
 * E-mail connections with our Member Services Online Department for various communications, such as claims and benefit plan inquiries, case management, pre-determination of benefits and claims appeals
 * E-mail communications with a First Health Medical Director (as part of First Health [R] Medical Director Q & A ) to ask questions regarding general health-related issues
 * Online chat service enables direct, interactive communication between members and our member services representatives

 Managing Care:

 * Disease management program registration and ability to find condition-specific information
 * Online general health and pharmacy information
 * Online health risk assessments
 * Average network provider fee lookup application to determine the approximate costs of selected standard health care services prior to an office visit
 * Hospital comparison tool that includes procedure volumes and other quality information regarding hospitals in the First Health[R] Network.
 * Formulary lookup (i.e. which pharmaceuticals are covered by the plan)
 * Side-by-side comparison of the price of highly utilized brand name drugs versus their generic equivalents
 * Ability to fill mail-order prescriptions
 * Internet visits with network providers for members participating in the First Health[R] Care Support Program

 Online Enrollment:

 * Ability to enroll directly online, thereby eliminating the need to submit benefit choices via paper

 First Health provides the following Internet services for clients:

 * Network information tools:

     o Electronic directory - search for a network medical, dental or pharmacy provider
     o Directory maker - create a customized provider directory by state/county/city or zip
     o Worksite posters (workers' compensation use only) - generally occupational providers that are in close proximity to workplace

 * View eligibility with add/edit/delete capability
 * Full summary of medical plan documents online
 * Online reporting with view, download and manipulation capabilities
 * Member marketing and enrollment information
 * E-mail connections with Client Services and Account Management departments
 * Claims Inventory Log, including total number of claims processed and the number of claims remaining to be processed
 * Ability to print temporary ID cards for members
 * Access to PBM formulary

 First Health provides the following Internet services for providers:

 * Administrative network guidelines and protocol
 * Referral directories
 * Client lists and inquiries
 * Hospital and related pre-certification submission
 * Claims submission
 * Ability to update "Practice Profiles" online. In addition to the standard name, address and hospital affiliation information, the profile may contain information about the providers, such as Web address, languages spoken and whether they are accepting new patients
 * E-mail connections with our Provider Relations Department and clinical staff for various communications, such as contract submission, claims appeals, care support guidelines and predetermination of benefits

 Compensation - Commercial Products and Services. First Health generally enters into pricing agreements where the amount of the fee varies depending on a number of factors, including number of participants, length of contract and products and services purchased. To a lesser extent, our revenue from pricing agreements is based upon a percentage of savings realized. In addition, we collect premiums from our employer stop-loss business and our small group insurance business, including a New England Financial block of business for which we bear 20% of the financial risk.

 Public Sector
 -------------
 The Company believes it is one of the few health benefit services companies that provides a comprehensive solution to states which enables them to control their rising health care costs, including: pharmacy benefit management services, medical management services and fiscal agent services.

   Pharmacy Benefit Management (PBM)
   ---------------------------------

 First Health Services' PBM program manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. Our PBM program is one of the largest of its kind in the country and provides a full range of services, including:

   *  Pharmacy point-of-sale eligibility verification and claims processing

   *  Provider network development and management

   *  Case management programs

   *  Prospective and retrospective drug utilization reviews ("DUR")

   *  Prescriber and provider profiling

   * Prescriber education, preferred drug list development and manufacturers' rebate contracting and administration

   *  Prior authorization of pharmaceutical use

   * First IQ[TM], a proprietary database and decision support system for pharmacy utilization monitoring and plan management

 PBM services are increasingly required by both public and private third-party payors as prescription drug expenses grow. We believe our role as an independent provider of PBM services gives us a distinct competitive advantage in the growing sector of state government plans, where clinical autonomy is often a requirement. Our PBM business model is completely transparent so the benefit of all rebates and network discounts is passed directly and totally to the client. Furthermore, we believe that First
 Health Services is a national leader in this area with substantial experience managing pharmacy plans for Medicaid and state pharmaceutical assistance programs. This clinical and management expertise gives us a competitive advantage in the rapidly growing market of managed care organizations serving the public sector on a non-risk, fee basis.

 First Health  Services also  offers clinical  management programs  (CMP)  to assist physicians and network pharmacies in the appropriate management of patients using pharmaceuticals. This program provides physicians with reviews of treatment appropriateness and preferred drug guidelines which
 have  been  developed  by  nationally  recognized  clinicians  and   medical
 authorities. First  Health  Services'  CMP focuses  on  those  patients  who experience preventable therapeutic problems such as non-compliance, inappropriate therapy and adverse drug reactions. The program includes prior authorization initiatives, prospective DUR, retrospective DUR and educational intervention initiatives, known as concurrent DUR and prescriber education.

  Compensation. In exchange for providing our PBM services, we receive a predetermined, contractual fee that is based upon the number of transactions processed plus added fees for additional time and materials and for change orders. First Health Services neither derives any revenue from drug manufacturers or the pharmacy network contracts, nor does it provide any mail order services.

  Health Care Management
  ----------------------

 First Health Services' Health Care Management program provides external quality of care evaluation, utilization review and long-term care review services to Medicaid programs, state mental health agencies and other public sector health care programs desiring to improve quality of care, contain costs, ensure appropriate care and measure outcomes.

 The utilization review services cover a variety of medical, surgical and behavioral health programs, including acute and chronic inpatient and outpatient treatment of children, adult and geriatric populations, residential services and other alternative services. The Health Care Management program also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing proportions of public funds on treatment for Medicaid and other needy populations, the need for utilization review services is increasing. Some states are moving toward capitated contracts with private sector firms to help manage this problem. However, many states are opting to contract for utilization review services on a fee-for-service basis to ensure appropriate health care while containing costs.

 Under the long-term care review services, we provide level-of-care determinations as well as pre-admission screenings and annual resident reviews to determine the need for specialized services for mental illness, mental retardation or related conditions.

  Compensation. As a fee for providing our health care management services, we receive fees on a transactional, or "per review" basis, and on a time and material basis.

  Fiscal Agent
  ------------

 First Health Services' Fiscal Agent program administers state Medicaid health plans and other state-funded health care programs by providing clients with full fiscal agent operations and systems maintenance and enhancement. Under this product line, we provide:

   * Medicaid management information systems installation, maintenance and enhancement

   *  Enrollment services

   *  Eligibility verification and ID card issuance

   *  Health care claims receipt, resolution, processing and payment

   *  Provider relations

   *  Third party liability processing

   *  Financial reconciliation functions

   *  Client reporting

 Our customers include state Medicaid agencies, state departments of human services and departments of health serving Medicaid populations and other public assistance health benefit programs. Public sector clients may also procure fiscal agent services to support other government programs, such as state employee benefit plans, early intervention programs or other health care initiatives. Typically, fiscal agent systems are modified to meet a specific state's program policy and administration requirements so that services are offered for all claim types. We are one of four major competitors in the Medicaid fiscal agent field.

 First Health Services has developed and operates a Center of Medicaid/Medicare Services (CMS) certified information system for each client. These systems are utilized to process and adjudicate eligibility, health care claims and encounters, pay providers under a full range of reimbursement methods and generate reports for use in managing the program.

 There are several additional benefits that First Health Services receives from operating the fiscal agent business:

   *  System development is principally funded by new state contract awards

   * The expertise, capabilities and systems developed from these contracts have provided a platform for expansion into other products, services and customer segments, and

   * Customer relationships with the states have proven valuable in developing other business in the PBM and Health Care Management programs

  Compensation. As a fee for providing our fiscal agent services, we receive a flat fee per transaction and other predetermined, contractual fees that are based upon the volume of transactions processed, as well as fees for additional time and materials and for change orders. Fees for software development contracts are recognized as milestones are met and customer acknowledgement of such achievement of milestones is received.


 Clients and Marketing

      We primarily market our services to national, multi-site direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 1,000 employees or members. During 2003, one client (Mail Handlers Benefit Plan), for which we provided PPO services and claims administration services, accounted for 27% of our total revenues. No other client represents more than 4% of revenue. In addition, we market our services to and through group health and workers' compensation insurance carriers. The following are representative clients of First
 Health:

 Commercial Clients

   Agilent Technologies, Inc.         Health Net, Inc.
   Albertson's, Inc.                  Liberty Mutual Insurance Company
   Boilermakers National Health       McDonald's Corporation
     and Welfare Fund
   ConAgra Foods, Inc.                National Association of Letter Carriers
   Crawford and Company               Radio Shack Corporation
   Eaton Corporation                  The Sherwin-Williams Company
   HCA Inc.                           Travelers Property and Casualty
   Hartford Financial Services, Inc   Watson Pharmaceuticals, Inc.


 Public Sector Clients

   Alaska Div of Medical Assistance   Ohio Medicaid
   Elderly Pharmaceutical             Pennsylvania Dept of Aging
     Insurance Coverage
   Florida Agency of Healthcare       State of Maryland
   Nevada Dept of Health              State of Michigan
   New Jersey Medicaid                Virginia-Dept of Medical
                                        Assistant Services


      We presently have approximately 110 group health and workers' compensation insurance carrier clients. Typically, we enter into a master service agreement with an insurance carrier under which we agree to provide our cost management services to health care plans maintained by the carrier's policyholders. Our services are offered not only to new policyholders, but also to existing policyholders at the time their policies are renewed. The insurance carrier's sales and marketing staff ordinarily has the responsibility for offering our services to its policyholders, relieving us of a significant marketing expense.

      In 2002, we launched a national consumer advertising campaign to include print and television. We continued to use consumer advertising as a means of raising awareness with end-user customers in 2003.

      We typically enter into standardized service contracts with our direct accounts and master service agreements with our insurance carrier and third party administrator clients. These contracts and agreements have automatically renewable successive terms of between one and three years, and are generally terminable upon notice given one to six months prior to expiration. While these contracts are generally exclusive as to a client's ability to use other PPO companies in identified geographic areas, they are generally non-exclusive with respect to a client's right to provide in-house medical review services.

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

      The insured market for workers' compensation programs is somewhat concentrated, with the top ten insurers controlling over 50% of the insured market. We have focused our efforts on the top tier of the workers' compensation market. The acquisition of Health Net, which traditionally has sold services to smaller employers and payors, expands the market for our services. Although we currently include several regional offices of six of the top ten workers' compensation insurers among our clients, we compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers' compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers' compensation products.

 Employees

      As of December 31, 2003, we had approximately 6,000 employees, including approximately 2,300 employees involved in claims processing and related activities, 900 employees directly administering the Mail Handlers Benefit Plan, 700 employees in information systems, 500 employees in various clinical management and quality assessment activities, 600 employees in PPO development and operations, 600 employees in sales, account management and marketing and the remainder involved with accounting, legal, human resources, facilities, and other administrative, support and executive functions. We also have a nationwide network of conferring physicians in various specialties, most of whom are compensated on an hourly or per visit basis when they are requested to render consulting services on our behalf. None of our employees are presently covered by a collective bargaining agreement and we consider our relations with our employees to be good.

 Information Systems

 First Health utilizes an enterprise system architecture that is structured in three basic tiers. These layers consist of databases, middleware and proprietary applications, all of which run on a clustered hardware platform. The structure operates in a centralized manner enabling a consistent national operation across all locations.

 Hardware is clustered for scalability and flexible data storage. Multiple clustered computers have controlled access to a set of shared peripherals such as disk and tape devices. The computing power of our clusters can be increased at any time by adding processor boards to one or more computers and/or adding computers to the cluster. Our clusters also shift work to other machines in the event of a system failure.

 With a common storage area for VMS, Unix, NT and NetWare, First Health's platform is compatible from the smallest Web server to the largest database server. Our hardware set-up has enabled a doubling of power and storage capacity annually. Storage capacity has increased more than 1,000 times over a ten-year period. All of this is accomplished through upgrades rather than conversions.

 Middleware is used to deliver information from the databases to the various applications. This transaction process system resides between the application and databases. Using middleware allows multiple applications to share common routines, promoting logical consistency and reducing maintenance complexity. This tier also separates applications from database changes and provides improved performance over the wide area network.

 At the third level are the proprietary applications, which support all of First Health's services. These applications are integrated through their access to the centralized databases. First Health develops its applications to allow for maximum customization and maintain its strict principles of architectural integration. The portion of the application that controls user interface runs on Intel Pentium workstations that are members of a Novell NetWare local area network (LAN). A LAN at each corporate site is linked to form a wide area network (WAN) so applications run at distributed locations, but data they access is maintained centrally on our database servers in our corporate data center.

 First Health's data center in Scottsdale, Arizona is secured for physical or electronic access and is protected from power failure by battery-operated, uninterruptible power supplies backed up by natural gas generators. The backup data center provides business continuity in an emergency. AlphaServer systems and necessary storage capacity support critical applications. First Health also avoids downtime due to single component failure through live, redundant components.

 Government Regulations
 ----------------------

  Federal-Level Regulation
  ------------------------

 Managed health care programs are subject to various federal laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of health care services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

 While our management and information services typically have not been the subject of extensive regulation by the federal government, the last decade has witnessed increased regulation of our industry. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) has imposed obligations previously unknown to managed health care service providers. HIPAA is designed to reduce the amount of administrative waste in the health care industry and to protect the privacy of patients' medical information. Among other things, HIPAA established new requirements for the privacy of patient health information and standard formats for the secure transmission of health care data among healthcare providers, payors and plans. The regulations regarding the standard formats for the secure transmission of health care information became effective in October 2003 (for 2005 compliance) and the regulations regarding privacy issues became effective in April 2003.

 We formed a corporate HIPAA Administrative Simplification Committee and Workgroup to identify processes, systems or policies that will require modification and to implement appropriate remediation and contingency plans to avoid any adverse impact on our ability to perform services in accordance with the applicable standards. We communicated with significant third-party business partners to assess their readiness and the extent to which we will need to modify our relationship with these third parties when conducting EDI or e-commerce. We also formed a Security Committee and Workgroup to address electronic security, specifically, HIPAA security requirements.

 The cost of this compliance effort was approximately $5 million.

  State-Level Regulation
  ----------------------

 Our activities are subject to state regulations applicable to managed health care service providers and as a licensed insurance carrier. We believe that we are in compliance in all material respects with all current state regulatory requirements applicable to our business as it is presently conducted. However, changes in our business or in state regulations could affect the level of services that we are required to provide or could affect the rates we can charge for our health care products and services.

 The workers' compensation segment of our business is more sensitive to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers' compensation field have been limited to legislation on a state-by-state basis. For example, 42 states have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor. In addition to the laws governing workers' compensation in each state, over 25 states have enacted specific managed care legislation. This legislation creates additional opportunities to offer comprehensive managed care programs.


 Item 2.   Properties
           ----------

      We own seven office buildings consisting of an aggregate of approximately 670,000 square feet of space. Our headquarters are located in Downers Grove, Illinois and our other six offices are located in West Sacramento and San Diego, California; Houston, Texas; Pittsburgh, Pennsylvania; and Tucson and Scottsdale, Arizona. Additionally, we lease significant office space in Salt Lake City, Utah; Rockville, Maryland; Milwaukee, Wisconsin; Richmond, Virginia; Tampa, Florida; Boise, Idaho and Irvine, CA. We also have numerous smaller leased facilities throughout the nation.

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


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2003.


                                   PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

   Our common stock has been quoted on the Nasdaq National Market under the symbol "FHCC" since our corporate name change on January 1, 1998 and prior to that was quoted under the symbol "HCCC". Information concerning the range of high and low sales prices of our common stock on the Nasdaq National Market and the approximate number of holders of record of our common stock is set forth under "Common Stock" in our 2003 Annual Report to Stockholders. Information concerning our dividend policy is set forth under "Dividend Policy" in our 2003 Annual Report to Stockholders. All such information is incorporated herein by reference.


 Item 6.   Selected Financial Data.
           ------------------------

   Selected financial data for each of our last five fiscal years is set forth under "Selected Financial Data" in our 2003 Annual Report to Stockholders. Such information is incorporated herein by reference.

 Item 7.   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operation.
           ---------------------

   The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report to Stockholders and is incorporated herein by reference.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
           ----------------------------------------------------------

   The disclosures required by this item are contained in our 2003 Annual Report under the caption "Market Risk" and are incorporated herein by reference.


 Item 8.   Financial Statements and Supplementary Data.
           --------------------------------------------

   The financial statements required by this item are contained in our 2003 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference.


   Financial Statements:                                         Page No.
   --------------------                                          -------

   Report of Independent Auditors                                  57

   Consolidated Balance Sheets as of
      December 31, 2002 and 2003                                  60-63

   Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2002 and 2003                            64-65

   Consolidated Statements of Comprehensive Income for the Years
      Ended December 31, 2001, 2002 and 2003                      66-67

   Consolidated Statements of Cash Flows for the
      Years Ended December 31, 2001, 2002 and 2003                68-71

   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2001, 2002 and 2003                72-75

   Notes to Consolidated Financial Statements                     76-111


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

   Not applicable.


 Item 9a.  Controls and Procedures
           -----------------------

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

   As of December 31, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

   There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                PART III


 Item 10.  Directors and Executive Officers of the Registrant.
           ---------------------------------------------------

                   Executive Officers of the Company

 Name                    Age     Position
 ---------------------   ----    -------------------------------------------
 James C. Smith           63     Chairman of the Board
                                 Member of Board of Directors

 Edward L. Wristen        52     President and Chief Executive Officer
                                 Member of Board of Directors

 A. Lee Dickerson         54     Executive Vice President

 Patrick G. Dills         50     Executive Vice President and President, CCN

 Susan Oberling           44     Senior Vice President, Operations

 Joseph E. Whitters       45     Executive Vice President, Treasurer and
                                 Chief Financial Officer

 Susan Smith              53     Vice President, General Counsel and
                                 Secretary

   James C. Smith has served as Chairman of the Board since January 2001. He had served as the Chief Executive Officer from January 1984 through December 2001.

   Edward L. Wristen joined First Health in November 1990 as Director of Strategic Planning. He served in various senior and executive level positions from 1991 through August 1998. In September 1998, Mr. Wristen became Chief Operating Officer. In January 2001, Mr. Wristen became President of the Company. In January 2002, Mr. Wristen became Chief Executive Officer of the Company. Mr. Wristen has over 25 years experience in the health care industry.

   A. Lee Dickerson joined First Health in 1988 as Regional Director, Hospital Contracting. Mr. Dickerson was promoted into his current position in November 1995. Previously he held various senior level positions in the Company's Provider Networks area. Mr. Dickerson has over 25 years experience in the health care industry.

   Patrick G. Dills joined First Health in 1988 as Senior National Director, Sales and Marketing. Mr. Dills was promoted to Executive Vice President, Managed Care Sales in January 1994 and to Executive Vice President, Sales in 1998. He was appointed President of CCN in August 2001.

   Susan Oberling joined First Health in 1987 in our Clinical Management organization. Ms. Oberling was promoted into her current position in 2003. She has previously held various senior level positions within the Company's operations including our benefit administration and member services areas.

   Joseph E. Whitters joined the Company as Controller in October 1986 and has served as its Chief Financial Officer since March 1988. He was promoted to Executive Vice President in 2003.

   Susan T. Smith joined the Company as Director of the Legal Department in 1993. She was appointed Associate General Counsel in 1994 and assumed her role as General Counsel in 1997. She was appointed Secretary of the Company in 2000.

   The Company's officers serve at the discretion of the Board of Directors. Other information regarding our executive officers, as well as certain information regarding First Health's directors, will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 13, 2004 (the "Proxy Statement"), and such information is incorporated herein by reference.


 Item 11.  Executive Compensation.
           -----------------------

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


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions.
           -----------------------------------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.


 Item 14.  Principal Accounting Fees and Services
           --------------------------------------

   The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.



                                   PART IV


 Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
           ----------------------------------------------------------------

   (a) The following documents are filed as part of this report:

        (1) The Index to Financial Statements is set forth on page 19 of this report.

        (2)  Consolidated Financial Statements Schedules:
             Schedule II - Valuation and Qualifying Accounts and Reserves.
             Schedule IV - Reinsurance

        (3)  Exhibits

   (b) Reports on Form 8-K:

        The Company furnished a report on Form 8-K dated November 3, 2003 reporting under Item 12 the results of operations and financial condition for the three and nine months ended September 30, 2003.

        The Company filed a report on Form 8-K dated November 5, 2003 reporting under Item 5 announcing it had completed the acquisition of the stock of Health Net Employer Services, Inc.


                                    First Health Group Corp.
                  Schedule II - Valuation and Qualifying Accounts and Reserves
                          Years Ended December 31, 2003, 2002 and 2001


                                  Balance at     Additions Charged  Adjustments      Balance at
                                   Beginning      to Revenues or        and            End of
 Description                       of Period         Expenses       Charge-offs        Period
 ------------                      ----------       ----------      -----------      ----------
 Year Ended December 31, 2003
 ----------------------------
  Allowance for Doubtful Accounts $14,782,000      $ 8,616,000(2)   $(2,325,000)     $21,073,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $41,227,000      $ 3,080,000     $(7,780,000)     $36,527,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $11,393,000      $ 3,300,000(1)  $(9,589,000)     $ 5,104,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 2002:
 ----------------------------
  Allowance for Doubtful Accounts $14,327,000      $   600,000     $   (145,000)(2) $14,782,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $18,152,000      $23,893,000     $   (818,000)    $41,227,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $36,475,000      $ 2,250,000(1)  $(27,332,000)(3) $11,393,000
                                   ==========       ==========      ===========      ==========

 Year Ended December 31, 2001:
 -----------------------------

  Allowance for Doubtful Accounts $10,811,000      $ 4,003,000(2)  $   (487,000)    $14,327,000
                                   ==========       ==========      ===========      ==========
  Contractual Reserves (4)        $23,401,000      $(4,435,000)    $   (814,000)    $18,152,000
                                   ==========       ==========      ===========      ==========
  Accrued Restructuring Expenses  $ 4,249,000      $41,113,000(1)  $ (8,887,000)    $36,475,000
                                   ==========       ==========      ===========      ==========

  (1) Additions in 2001 represent accrued restructuring expenses that were included in the purchase accounting adjustments related to the acquisition of CCN Managed Care, Inc., not charged to expenses. In
      2002, additions include accrued restructuring expenses that were included in the purchase accounting adjustments related to the CAC and HCVM acquisitions, not charged to expenses. In 2003, additions include accrued restructuring expenses that were included in the purchase accounting adjustments related to the Health Net and PPO
      Oklahoma acquisitions, not charged to expenses.

  (2) Additions in 2001 represent allowance for doubtful accounts that were included in the purchase accounting adjustments related to the acquisition of CCN Managed Care, Inc., not charged to expenses. In
      2002, adjustments include a $3 million reduction related to the true-up of the CCN allowance for doubtful accounts. In 2003, additions include $6.4 million for the allowance for doubtful accounts related to the Health Net and PPO Oklahoma acquisitions.

  (3) Amount includes a reclass of $5.2 million of purchase accounting reserves to deferred income tax liability. Amount also includes a $14.4 million reduction to the CCN restructuring reserve for a true up of the liability amounts.

  (4) Contractual reserves represent reserves for items such as non-covered services, ineligible members, other insurance, performance guarantees, etc. These amounts are netted against gross accounts receivable in the consolidated balance sheets. Beginning in 2002, this also relates to reserves established for various contingencies associated with potential disallowance of certain expenses charged to the Mail Handlers Benefit Plan.


                           First Health Group Corp.
                          Schedule IV - Reinsurance
                 Years Ended December 31, 2003, 2002 and 2001

                                                                                           Percentage
                                                    Ceded          Assumed                  of Amount
                                    Direct         to Other       from Other       Net       Assumed
                                    Amount         Companies       Companies      Amount     to Net
                                  -----------   --------------    -----------   -----------    ---
   Year ended 12/31/03:
   -------------------
   Life insurance in force:      $147,187,000  $  (140,133,000)  $216,860,000  $223,914,000     97%
                                  ===========   ==============    ===========   ===========    ===
   Premiums:
      Life insurance                1,725,000       (1,649,000)       318,000       394,000     81%
      Accident and health
         insurance                 21,534,000      (26,535,000)    26,167,000    21,166,000    124%
                                  -----------   --------------    -----------   -----------    ---
   Total premiums                $ 23,259,000  $   (28,184,000)  $ 26,485,000  $ 21,560,000    123%
                                  ===========   ==============    ===========   ===========    ===

   Year ended 12/31/02:
   --------------------
   Life insurance in force:      $157,963,000  $  (150,501,000)  $  5,420,000  $ 12,882,000     42%
                                  ===========   ==============    ===========   ===========    ===
   Premiums:
      Life insurance                1,813,000       (1,705,000)        32,000       140,000     23%
      Accident and health
         insurance                 18,986,000       (4,142,000)       557,000    15,401,000      4%
                                  -----------   --------------    -----------   -----------    ---
   Total premiums                $ 20,799,000  $    (5,847,000)  $    589,000  $ 15,541,000      4%
                                  ===========   ==============    ===========   ===========    ===

   Year ended 12/31/01:
   -------------------
   Life insurance in force:      $172,677,000  $  (163,781,000)  $         --  $  8,896,000     --%
                                  ===========   ==============    ===========   ===========    ===
   Premiums:
      Life insurance                2,129,000       (2,032,000)        37,000       134,000     28%
      Accident and health
         insurance                 16,491,000       (2,860,000)       907,000    14,538,000      6%
                                  -----------   --------------    -----------   -----------    ---
   Total premiums                $ 18,620,000  $    (4,892,000)  $    944,000  $ 14,672,000      6%
                                  ===========   ==============    ===========   ===========    ===


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

                          FIRST HEALTH GROUP CORP.

                          By:  /s/Edward L. Wristen
                          ----------------------------
                          Edward L. Wristen, President
                          and Chief Executive Officer

 Date:  March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2004:

           Signature                                Title
 ------------------------------        ------------------------------------

 /s/James C. Smith                     Chairman of the Board
 ------------------------------        Director
 James C. Smith

 /s/Edward L. Wristen                  President and Chief Executive Officer
 ------------------------------        Director (Principal Executive Officer)
 Edward L. Wristen

 /s/Joseph E. Whitters                 Executive Vice President, Treasurer
 ------------------------------        and CFO (Principal Financial and
 Joseph E. Whitters                    Accounting Officer)

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

 We have audited the consolidated financial statements of First Health Group Corp. as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon, dated March 8, 2004 (which expressed an unqualified opinion and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"); such consolidated financial statements and report are included in the Company's 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of First Health Group Corp. listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE LLP

 Chicago, Illinois
 March 8, 2004

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

  3.1.        Restated Certificate of Incorporation of the Company.
              {3.1} (1)

  3.2. Amendment to Restated Certificate of Incorporation of the Company. {3.2} (4)

  3.3. Restated Certificate of Designation of Preferences, Rights and Limitations. {3.3} (1)

  3.4.        Amended and Restated By-Laws of the Company. {3.4} (1)

  3.5.        Amendment, dated as of May 20, 1987, to Amended and
              Restated By-Laws of the Company {3.5} (2)

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

 10.8. Shareholder Rights Agreement dated as of March 19, 1999 between First Health Group Corp., Illinois Stock Transfer Company and LaSalle National Bank {10.8} (10)

 10.9. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Ed Wristen. {10.9} (11)

 10.10. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Susan T. Smith. {10.10} (11)

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

 10.11. Employment Agreement dated May 1, 1999 between First Health Group Corp. and A. Lee Dickerson. {10.11} (11)

 10.12. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters. {10.12} (11)

 10.13. Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.13} (11)

 10.14. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.14} (12)

 10.15. Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.15} (12)

 10.16.       2000 Stock Option Plan {10.16} (13)

 10.17. Option Agreements dated March 20, 2002 between First Health Group Corp. and Edward L. Wristen. {10.17} (14)

 10.18.       Director's Stock Option Plan {10.18} (15)

 10.19.       2001 Stock Option Plan {10.19} (16)

 10.20. Stock Purchase Agreement dated as of May 18, 2002, among the Company and HCA-the Healthcare Company and VH Holdings, Inc. {10.20} (17)

 10.21. Agreement and Acknowledgment with respect to the Stock Purchase Agreement, dated as of August 16, 2002, among the Company and HCA-the Healthcare Company and VH Holdings, Inc. {10.21} (17)

 10.22. Credit Agreement among the Company as borrower, Bank of America, N.A. as administrative agent, certain subsidiaries of the Company as guarantors; and other financial institutions party thereto as lenders {10.22} (18)

 10.23. Employment Agreement dated January 1, 2002, as amended on September 17, 2002 between First Health Group Corp. and James C. Smith. {10.23} (19)

 10.24.       2002 Restatement of the First Health Group Corp.
              Retirement Savings Plan. {10.24} (19)

 10.25. First Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan. {10.25} (19)

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

 10.26. Second Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan. {10.26} (19)

 10.27. Health Benefits Services Agreement dated as of January 1, 2003, among the National Postal Mail Handlers Union and First Health Group Corp. {10.27} (19)

 10.28. Agreement dated as of April 15, 2002, among the National Postal Mail Handlers Union, First Health Life and Health Insurance Company, Cambridge Life Insurance Company and Federal Employee Plans, Inc. {10.28} (19)

 10.29.       First Amendment to the Employment Agreement dated May 1,
              1999 between First Health Group Corp. and Joseph E. Whitters.

 10.30.       First Amendment to the Employment Agreement dated January
              1, 2001 between First Health Group Corp. and Edward L. Wristen

 10.31. Second Amendment to the Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills.

 11.          Computation of Basic and Diluted Earnings Per Share.

 13.          2003 Annual Report to Stockholders.

 21.          Subsidiaries of the Company.

 23.          Consent of Deloitte & Touche LLP

 31.1. Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

 31.2. Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

 32.1. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

 (6) Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

 (7) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

 (8) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (9) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

 (10) Current Report on Form 8-K as filed with the Security and Exchange Commission on March 24, 1999.

 (11) Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 24, 2001.

 (12) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2002.

 (13) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2002.

 Exhibit No.                        Description
 ----------------------------------------------------------------------------

 (14) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (15) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (16) Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

 (17) Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2002.

 (18) Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2002.

 (19) Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.