Form 10-Q
period 2004-03-31
FIRST HEALTH GROUP CORP
filed 2004-05-10
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

           Yes      X                     No ________

 Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

           Yes      X                     No ________

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 The number of shares of Common Stock, par value $.01 per share, outstanding on April 30, 2004, was 91,579,458.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - Assets at March 31, 2004
         and December 31, 2003 ...................................     4

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at March 31, 2004 and December 31, 2003...........     5

       Consolidated Statements of Operations for the three months
         ended March 31, 2004 and 2003 ...........................     6

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2004 and 2003 ..............     7

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003 ...........................    8-9

       Notes to Consolidated Financial Statements ................    10

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............    16

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .....................................    27

       Item 4. Controls and Procedures ...........................    27

 Part II. Other Information

       Item 1. Legal Proceedings .................................    28

       Item 2. Changes in Securities and Use of Proceeds .........    28

       Item 5. Other Information .................................    28

       Item 6. Exhibits and Reports on Form 8-K ..................    29

 Signatures.......................................................    30

 PART I. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 ASSETS                                                March 31,   December 31,
                                                          2004         2003
                                                         ------       ------
 Current Assets:
   Cash and cash equivalents ....................       $  37.7      $   8.0
   Short-term investments .......................           1.4          2.0
   Accounts receivable, less allowances for
      doubtful accounts of $21.5
      and $21.1, respectively....................         111.3        102.9
   Deferred income taxes ........................          26.8         26.8
   Other current assets .........................          29.2         37.4
                                                         ------       ------
   Total current assets .........................         206.4        177.1

 Long-Term Investments:
   Marketable securities ........................          56.5         63.0
   Other ........................................          67.1         66.7
                                                         ------       ------
                                                          123.6        129.7
                                                         ------       ------
 Property and Equipment:
   Land, buildings and improvements .............         103.5        103.1
   Computer equipment and software ..............         296.0        281.5
   Office furniture and equipment ...............          39.4         37.9
                                                         ------       ------
                                                          438.9        422.5
   Less accumulated depreciation and
      amortization...............................        (203.1)      (186.6)
                                                         ------       ------
   Net property and equipment ...................         235.8        235.9
                                                         ------       ------

 Goodwill........................................         324.3        324.3

 Intangible assets, less accumulated amortization
   of $11.1 and $9.3, respectively...............          80.8         82.6

 Reinsurance recoverable.........................          25.3         24.3

 Other Assets....................................           3.4          3.5
                                                         ------       ------
                                                        $ 999.6      $ 977.4
                                                         ======       ======
 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,   December 31,
                                                          2004         2003
                                                         ------       ------
 Current Liabilities:
   Accounts payable .............................      $   74.5      $  73.2
   Accrued expenses .............................          40.4         47.8
   Claims reserves ..............................          21.1         23.8
   Income taxes payable .........................          21.5          8.1
                                                         ------       ------
   Total current liabilities ....................         157.5        152.9

 Long-Term Debt..................................         250.0        270.0
 Claims Reserves - Noncurrent....................          25.2         24.3
 Deferred Taxes..................................         126.6        126.5
 Other Noncurrent Liabilities....................          25.4         25.2
                                                         ------       ------
   Total liabilities ............................         584.7        598.9
                                                         ------       ------
 Commitments and Contingencies...................            --           --

 Stockholders' Equity:
   Common stock .................................           1.4          1.4
   Additional paid-in capital ...................         342.9        335.5
   Retained earnings ............................         700.8        672.0
   Accumulated other comprehensive income .......          (1.5)        (1.7)
   Treasury stock, at cost ......................        (628.7)      (628.7)
                                                         ------       ------
   Total stockholders' equity ...................         414.9        378.5
                                                         ------       ------
                                                        $ 999.6      $ 977.4
                                                         ======       ======

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions, except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2004         2003
                                                       ------       ------
 Revenues.........................................    $ 218.1      $ 213.8
                                                       ------       ------
 Operating expenses:
   Cost of services ..............................      106.4         96.2
   Selling and marketing .........................       20.9         21.0
   General and administrative ....................       19.6         15.2
   Healthcare benefits ...........................        6.3          5.2
   Depreciation and amortization .................       18.4         15.1
                                                       ------       ------
                                                        171.6        152.7
                                                       ------       ------

 Income from operations...........................       46.5         61.1

 Nonoperating expenses (income):
   Interest expense ..............................        1.8          1.3
   Interest income ...............................       (1.7)        (1.3)
                                                       ------       ------
 Income before income taxes.......................       46.4         61.1
 Income taxes.....................................      (17.6)       (24.3)
                                                       ------       ------
 Net income.......................................    $  28.8      $  36.8
                                                       ======       ======

 Weighted average shares outstanding - basic......       91.3         96.9
                                                       ======       ======
 Net income per common share - basic..............    $   .32      $   .38
                                                       ======       ======
 Weighted average shares outstanding - diluted....       92.9         99.5
                                                       ======       ======
 Net income per common share - diluted............    $   .31      $   .37
                                                       ======       ======

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2004         2003
                                                       ------       ------
 Net income.......................................    $  28.8      $  36.8
                                                       ------       ------
 Unrealized gains (losses) on securities,
   before tax.....................................        0.3         (0.2)

 Income tax (expense) benefit related to items of
   other comprehensive income.....................       (0.1)         0.1
                                                       ------       ------
 Other comprehensive gain (loss)..................        0.2         (0.1)
                                                       ------       ------
 Comprehensive income.............................    $  29.0      $  36.7
                                                       ======       ======

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2004         2003
                                                       ------       ------
 Cash flows from operating activities:
   Net Income ....................................    $  28.8      $  36.8
                                                       ------       ------
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization ...............       18.4         15.1
     Change in allowance for uncollectible
       receivables ...............................         .4         (0.1)
     Tax benefits from stock options exercised ...        1.2          3.3
     Income from limited partnership .............       (0.9)        (0.8)
     Other, net ..................................       (0.4)         0.2

 Changes in Assets and Liabilities (net of
   effects of acquired businesses):
     Accounts receivable .........................       (8.8)       (13.9)
     Other current assets ........................        8.1         (1.3)
     Reinsurance recoverable .....................       (0.9)         0.8
     Accounts payable and accrued expenses .......       (6.1)        (2.9)
     Claims reserves .............................       (1.8)        (1.9)
     Income taxes payable ........................       13.4          6.5
     Non-current assets and liabilities ..........        0.3          0.5
                                                       ------       ------
   Net cash provided by operating activities .....       51.7         42.3
                                                       ------       ------
 Cash flows from investing activities:
   Purchases of investments ......................       (9.2)       (12.1)
   Sales of investments ..........................       17.6         12.1
   Acquisition of business, net of cash acquired..         --         (3.3)
   Purchase of property and equipment ............      (16.5)       (13.7)
                                                       ------       ------
   Net cash used in investing activities..........       (8.1)       (17.0)
                                                       ------       ------
 Cash flows from financing activities:
   Purchase of treasury stock ....................         --        (97.8)
   Proceeds from issuance of long-term debt ......       30.0         95.0
   Repayment of long-term debt ...................      (50.0)       (30.0)
   Proceeds from issuance of common stock ........        6.1          9.7
   Stock option loan repayments ..................         --          0.2
                                                       ------       ------
   Net cash used in financing activities .........      (13.9)       (22.9)
                                                       ------       ------
 Net increase in cash and cash equivalents .......       29.7          2.4

 Cash and cash equivalents, beginning of period...        8.0         20.8
                                                       ------       ------
 Cash and cash equivalents, end of period ........    $  37.7      $  23.2
                                                       ======       ======

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2004         2003
                                                       ------       ------
 Supplemental cash flow data:

 Stock options exercised in exchange
   for common stock...............................    $    --      $   0.5

 Health care benefits paid........................       (8.5)        (6.2)

 Interest paid....................................       (1.9)        (1.1)

 Interest income received.........................        0.7          0.6

 Income taxes paid, net...........................       (3.0)       (14.6)

 Acquisition of businesses:
   Goodwill ......................................    $    --      $   3.3

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
 -----------------------------------------------------------------------------

 1.  The unaudited  financial statements  herein have  been  prepared by  the
     Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2003 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. ("Employer Services"), from Health Net, Inc. for approximately $79 million. Health Net Employer Services, Inc. is being renamed First Health Employer Services, Inc. The acquisition was financed with borrowings under the Company's credit facility. The allocation of the purchase price is expected to be completed in the fourth quarter of 2004 when the liability for restructuring and integration and valuation of intangible assets is finalized.

        Purchase price has been allocated, on a preliminary basis, as follows (in millions):

        Fair value of tangible assets acquired              $  17.1
        Goodwill                                               43.5
        Intangible assets                                      29.5
        Liabilities assumed                                    (8.0)
        Liability for restructuring and integration costs      (2.9)
                                                             ------
                                                            $  79.2
                                                             ======

   On October 31, 2003, the Company completed the acquisition of PPO Oklahoma for a purchase price of $10 million, subject to certain purchase price considerations. The acquisition was financed with borrowings under the Company's credit facility. The purchase price allocation is expected to be completed in the fourth quarter of 2004 when the calculation of additional purchase price considerations and the valuation of intangible assets is finalized.

        Purchase price has been allocated, on a preliminary basis, as follows (in millions):

        Fair value of tangible assets acquired              $   0.6
        Goodwill                                                6.6
        Intangible assets                                       3.7
        Liabilities assumed                                    (0.2)
        Liability for restructuring and integration costs      (0.3)
                                                             ------
                                                            $  10.4
                                                             ======

 3.  Acquired Intangible Assets

                               As of March 31, 2004    As of December 31, 2003
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
        (in millions)           Amount   Amortization   Amount   Amortization
        -------------           ------   ------------   ------   ------------
     Amortized intangible
       assets
     Customer contracts
       and relationships        $ 78.2      $  9.9      $ 78.2      $  8.3
     Provider Contracts           13.7         1.2        13.7         1.0
                                 -----       -----       -----       -----
     Total                      $ 91.9      $ 11.1      $ 91.9      $  9.3
                                 =====       =====       =====       =====

     Customer contracts and relationships represent added value to the Company's business for existing long-term contracts and long-term business relationships. Provider contracts represent additions to the First Health [R] Network that the Company has acquired. The aggregate amortization expense recorded during the three months ended March 31, 2004 and 2003, respectively, was $1.8 million and $1.0 million. The estimated amortization expense for each of the years ending December 31, 2004 through 2007 is $7.3 million. The estimated amortization expense for the year ending December 31, 2008 is $6.6 million.

     The changes in the carrying amount of goodwill for the three months ended March 31, are as follows:

                (in millions)               2004          2003
                                           ------        ------
             Balance, January 1           $ 324.3       $ 279.5
             Goodwill acquired                 --            --
             Other changes                     --           3.3
                                           ------        ------
             Balance, March 31            $ 324.3       $ 282.8
                                           ======        ======

     The   other  goodwill   adjustments   in  2003   represented   financial
     performance payments made related to the 2002 acquisition of HealthCare Value Management ("HCVM").

 4. Accounts receivable valuation allowances for client-specific items were $38.1 million and $36.5 million as of March 31, 2004 and December 31, 2003, respectively. These valuation allowances for matters such as performance guarantees and claim, eligibility and data adjustments, are netted against the gross accounts receivable balance in the consolidated balance sheets. The Company's largest client (Mail Handlers Benefit Plan) ("MHBP" or the "Plan") generated revenue of approximately $51.3 million (24% of total revenues) during the three months ended March 31, 2004 and $51.6 million during the three months ended March 31, 2003 (24% of total revenues). Revenues for the Plan are recorded net of a valuation allowance established by the Company for various issues associated with the potential disallowance of certain expenses charged to the Plan and an estimate for the disallowance of certain claims due to eligibility, coordination of benefits and other Plan provisions.

 5. Allowances for doubtful accounts were $21.5 million and $21.1 million as of March 31, 2004 and December 31, 2003, respectively. The allowances for doubtful accounts are established based on historical experience, current economic circumstances and contractual arrangements and are adjusted monthly based upon updated information.

 6. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $0.2 million, net of deferred income taxes, for the three month period ended March 31, 2004. The net unrealized gain as of March 31, 2004, included as a component of stockholders' equity, was $0.7 million, net of deferred income taxes. The Company has eight separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of March 31, 2004 and December 31, 2003 was $59.4 million and $59.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $0.9 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively, and is included in interest income. The total investment recorded at March 31, 2004 and December 31, 2003 is net of an unrealized loss on interest rate swaps of $2.2 million, net of $1.3 million in related taxes, which is recorded in accumulated other comprehensive income. A member of the Company's Board of Directors is associated with a group that owns approximately 90% of this partnership. The Company has between a 20% and 33% interest in each individual tranche of the partnership.

 7. The Company's Board of Directors approved the repurchase of up to 10 million shares of the Company's outstanding common stock under a prior authorization. In 2003, the Board approved a new authorization to repurchase up to an additional 5 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. The Company did not repurchase any shares during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, the Company repurchased 4.2 million shares on the open market for approximately $97.8 million. As of March 31, 2004, approximately
     6.1 million shares remain available for repurchase under the Company's current repurchase authorization.

 8. Weighted average shares outstanding increased for diluted earnings per share by 1.7 million and 2.6 million for the three months ended March 31, 2004 and 2003, respectively, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for both the three months ended March 31, 2004 and 2003, due to the effect of stock options outstanding.

 9. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees for a total cost of $1.4 million in termination benefits. Management believes this termination plan will save the Company in excess of $7 million in salaries and benefits in the second half of 2004 and in excess of $10 million in 2005 (primarily in cost of services in the consolidated statement of operations). The plan is expected to be completed by the third quarter of 2004 with substantially all of the termination costs being incurred in the first quarter of 2004. This termination plan is solely for the Commercial segment of the Company. The following table summarizes the termination cost activity for the three months ended March 31, 2004 (in millions):

              Expenses                    Liability
              Incurred     Amounts          As of
              To-Date       Paid        March 31, 2004
              -------       ----        --------------
                $1.4        $0.9             $0.5


         The liability is recorded in the accrued expenses line in the consolidated balance sheet.

 10. Effective January 1, 2003, the Company adopted SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (other than compensation cost for consultants), as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS 123, and amended by SFAS 148, the Company follows only the disclosure requirements of SFAS 123 and SFAS 148. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to all outstanding and unvested awards in each period:

      (in millions except EPS)                Three Months Ended March 31,
      ------------------------                ----------------------------
                                                  2004             2003
                                                 ------           ------
      Net income, as reported                   $  28.8          $  36.8

      Add:  Stock-based employee compensation
      expense included in reported net
      income, net of related tax effects.            --              0.1

      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                   (2.9)            (2.9)
                                                 ------           ------
      Pro forma net income                      $  25.9          $  34.0
                                                 ======           ======
      Earnings per share:
        Basic, as reported                      $   .32          $   .38
        Basic, pro forma                        $   .28          $   .35

        Diluted, as reported                    $   .31          $   .37
        Diluted, pro forma                      $   .28          $   .34

 11. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company's financial position, results of operations or cash flows.

     The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of March 31, 2004, the Plan has approximately $405 million in reserves to cover Plan expenses, which may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. There are no known Plan deficits as of March 31, 2004.

     FASB Interpretation No. 45, "Guarantees, Including Indirect Guarantees of Indebtedness to Others," requires the Company to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material.

 12. The Company operates in two segments: Commercial and Public Sector. In the Commercial segment, the Company often bundles its products and services to offer a comprehensive health benefits solution to the customer centered around the First Health [R] Network. In the Public Sector segment, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services. The Company has one executive management team that reviews and approves all strategic and resource allocations for each of the two segments. Discreet financial information is available for each of the two segments and is reviewed regularly by the chief operating decision maker.

     The Company calculates income from operations and net income for each segment consistent with the accounting policies for the consolidated financial statements. Interest expense for the Company's credit facility is charged primarily to the Commercial segment. The Commercial segment also includes the Company's treasury, legal, tax and other similar corporate functions. Income taxes are computed using the consolidated income tax rate of the Company.

     Summarized segment financial information for the three months ended March 31 is as follows:

                               Three months ended March 31, 2004
                              ------------------------------------
                                            Public
        (in millions)         Commercial    Sector    Consolidated
        -------------         ----------    ------    ------------
        Revenue                $ 178.8     $  39.3      $ 218.1
        Net income (loss)         29.0        (0.2)        28.8
        Total assets           $ 961.8     $  37.8      $ 999.6


                               Three months ended March 31, 2003
                              ------------------------------------
                                            Public
        (in millions)         Commercial    Sector    Consolidated
        -------------         ----------    ------    ------------
        Revenue                $ 174.2     $  39.6      $ 213.8
        Net income                35.3         1.5         36.8
        Total assets           $ 824.9     $  37.5      $ 862.4


 13. In April, 2004, the Company completed the acquisition of COMP Medical, a workers' compensation company headquartered in Woodland Hills, California that specializes in appointment setting for chronic pain management, diagnostic imaging and electrodiagnostic procedures, as well as Medicare set-aside allocations. The purchase price was $6 million, subject to additional purchase price considerations depending on future performance, and was paid with cash from operating activities. COMP Medical has been renamed First Health Priority Services, Inc. The preliminary purchase price allocation will be recorded in the second quarter of 2004.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control health care benefit expenses or if the Company does not successfully integrate its recently completed acquisitions; then the Company may not achieve its anticipated 2004 financial results.

 Overview
 --------
   The following information concerning recent business developments is important to understanding the comparability of the 2004 and 2003 financial results.

    Mail Handlers Benefit Plan
    --------------------------
   The Mail Handlers Benefit Plan ("MHBP" or the "Plan") is part of the Company's Federal Employee Health Benefit Plan ("FEHBP") sector and the Company's largest customer. Revenue was $51.3 million (24% of total Company revenue) in the first quarter of 2004 as compared to $51.6 million in the first quarter of 2003 (24% of total revenue). Revenue from the Plan for the second, third and fourth quarters of 2003 was $54.4 million, $63.1 million, and $66.9 million, respectively. Adjustments to revenue are recorded on a client specific and aggregated basis based on empirical data in each period and may be subject to further adjustments in subsequent periods. In the third and fourth quarters of 2003, the Company reported $8 million and $6 million of revenue, respectively, as a result of the internal claims reconciliation process related to 2002, net of reserves. In the third and fourth quarters of 2003, the pretax income contribution from the revenue adjustment, net of incremental marketing expenses related to future retention of MHBP members, was approximately $4 million and $(1) million, respectively.

   The adjustments in the third and fourth quarters of 2003 resulted primarily from factors that the Company has historically used in its internal claims reconciliation process. The internal reconciliation process involves reconciling fees and savings associated with each medical claim, the eligibility of each Plan member, the allowability of each claim in relation to the Plan definition and the coordination of benefits with other insurers. This internal claims reconciliation process has been typically performed within nine to twelve months after year-end. In addition, the MHBP may include an audit performed by a governmental agency within three to five years after a fiscal year end. This retrospective review of claims data may result in changes to previous estimates made for eligibility, coordination of benefits and other Plan provisions. The claims reconciliation process related to 2002 Plan revenue was completed in the third and fourth quarters of 2003 and increased 2003 revenue attributable to the Plan by $14 million. The MHBP contract was renegotiated as of January 1, 2003 at a significantly lower PPO savings rate which effectively reduced PPO revenue recorded in 2003 and beyond. Based upon the savings rate reduction, lower plan enrollment in 2004, lower MHBP participant utilization, lower medical trend and a changing mix of enrollment between Plan options in the first quarter of 2004, the Company lowered its revenue outlook for the full year of 2004. In addition, the Company does not anticipate a material adjustment to revenue from the 2004 internal claims reconciliation process (related to 2003 claims) due to a more efficient process and lower effective fees earned on 2003 participant savings. The Company was unable to discern this information or the related trend until the end of the first quarter of 2004. The trend with respect to the revenue from the Plan is discussed in the "2004 Outlook." See the "Critical Accounting Policies" section for a further description of revenue adjustments.

   The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of March 31, 2004, the Plan has approximately $405 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. There are no known Plan deficits as of March 31, 2004.

    Acquisitions
    ------------
   On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. ("Employer Services") from Health Net, Inc. for approximately $79 million. The purchase also included Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc. Employer Services is a workers' compensation managed care company based in Irvine, California. The acquisition was financed with borrowings under the Company's credit facility. Health Net Employer Services, Inc. is being renamed First Health Employer Services, Inc.

   On October 31, 2003, the Company also completed the acquisition of PPO Oklahoma for a purchase price of $10 million, subject to certain purchase price considerations. PPO Oklahoma operates almost exclusively in the state of Oklahoma. The acquisition was financed with borrowings under the Company's credit facility.

   In April 2004, the Company completed the acquisition of COMP Medical, a workers' compensation company headquartered in Woodland Hills, California that specializes in appointment setting for chronic pain management, diagnostic imaging and electrodiagnostic procedures, as well as Medicare set-aside allocations. The purchase price was $6 million, subject to additional purchase price considerations depending on future performance, and was paid with cash from operating activities. COMP Medical has been renamed First Health Priority Services, Inc.

    Termination Plan
    ----------------
   During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees at an estimated cost of $1.4 million in termination benefits. The Company recorded substantially all of these costs in the quarter ended March 31, 2004 with the remaining costs to be recorded over the second and third quarters of 2004. Management believes this termination plan should save the Company in excess of $7 million in salaries and related expenses during the second half of 2004 and in excess of $10 million in expenses during 2005 (primarily in cost of services in the consolidated statement of operations).

 Results of Operations
 ---------------------
   The Company's revenues consist primarily of fees for cost management services provided on a predetermined contractual basis or on a percentage-of-savings basis. Revenues also include insurance premium revenue from the Company's insurance company operations.

   The following table sets forth information with respect to the sources of the Company's revenues for the three months ended March 31, 2004 and 2003, respectively:

   Sources of Revenue
                                              ($ in millions)
                                        Three Months Ended March 31,
                                       ------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          PPO plus Administration
            Services                  $  84.0    39%   $  88.9    42%
          PPO                            34.7    16       40.9    19
          Premiums                        9.1     4        4.2     2
                                       ------   ----    ------   ----
           Total Group Health           127.8    59      134.0    63
                                       ------   ----    ------   ----
        Workers' Compensation:
          PPO plus Administration
            Services                     32.2    15       25.0    12
          PPO                            18.8     8       15.2     7
                                       ------   ----    ------   ----
           Total Workers' Compensation   51.0    23       40.2    19
                                       ------   ----    ------   ----
      Total Commercial Revenue          178.8    82      174.2    82
                                       ------   ----    ------   ----
      Public Sector Revenue              39.3    18       39.6    18
                                       ------   ----    ------   ----
      Total Revenue                   $ 218.1   100%   $ 213.8   100%
                                       ======   ====    ======   ====

   Supplemental Revenue Information

   Effective for the quarter ending March 31, 2004, the Company is providing the following supplemental information by revenue sector:

      -----------------------------------------------------------------------
                                        Year ended December 31, 2001
      -----------------------------------------------------------------------
                                 1st       2nd       3rd       4th      Full
      (in millions)              Qtr       Qtr       Qtr       Qtr      Year
                               ------    ------    ------    ------    ------
      Commercial Revenue
         Group Health:
          FEHBP               $  21.8   $  25.0   $  29.1   $  24.8   $ 100.7
          Corporate              46.5      45.3      46.0      44.6     182.4
          Insurers/TPA           12.2      10.3      15.2      25.6      63.3
                               ------    ------    ------    ------    ------
         Total Group Health      80.5      80.6      90.3      95.0     346.4
                               ------    ------    ------    ------    ------
         Workers' Compensation   29.3      28.8      33.1      39.5     130.7
                               ------    ------    ------    ------    ------
      Total Commercial          109.8     109.4     123.4     134.5     477.1
                               ------    ------    ------    ------    ------
      Public Sector              27.2      29.5      28.8      30.5     116.0
                               ------    ------    ------    ------    ------
      Total Revenue           $ 137.0   $ 138.9   $ 152.2   $ 165.0   $ 593.1
                               ======    ======    ======    ======    ======

      -----------------------------------------------------------------------
                                        Year ended December 31, 2002
      -----------------------------------------------------------------------
                                 1st       2nd       3rd       4th      Full
      (in millions)              Qtr       Qtr       Qtr       Qtr      Year
                               ------    ------    ------    ------    ------
      Commercial Revenue
         Group Health:
          FEHBP               $  30.2   $  31.7   $  63.4   $  64.5   $ 189.8
          Corporate              49.4      49.9      45.2      46.3     190.8
          Insurers/TPA           21.3      20.3      22.3      21.7      85.6
                               ------    ------    ------    ------    ------
         Total Group Health     100.9     101.9     130.9     132.5     466.2
                               ------    ------    ------    ------    ------
         Workers' Compensation   39.2      41.8      40.8      39.5     161.3
                               ------    ------    ------    ------    ------
      Total Commercial          140.1     143.7     171.7     172.0     627.5
                               ------    ------    ------    ------    ------
      Public Sector              29.3      32.2      33.2      37.8     132.5
                               ------    ------    ------    ------    ------
      Total Revenue           $ 169.4   $ 175.9   $ 204.9   $ 209.8   $ 760.0
                               ======    ======    ======    ======    ======

      -----------------------------------------------------------------------
                                        Year ended December 31, 2003
      -----------------------------------------------------------------------
                                 1st       2nd       3rd       4th      Full
      (in millions)              Qtr       Qtr       Qtr       Qtr      Year
                               ------    ------    ------    ------    ------
      Commercial Revenue
         Group Health:
          FEHBP               $  59.4   $  62.4   $  71.9   $  74.6   $ 268.3
          Corporate              52.2      50.9      47.8      45.7     196.6
          Insurers/TPA           22.4      20.9      18.2      24.3      85.8
                               ------    ------    ------    ------    ------
         Total Group Health     134.0     134.2     137.9     144.6     550.7
                               ------    ------    ------    ------    ------
         Workers' Compensation   40.2      40.2      39.1      48.6     168.1
                               ------    ------    ------    ------    ------
      Total Commercial          174.2     174.4     177.0     193.2     718.8
                               ------    ------    ------    ------    ------
      Public Sector              39.6      44.2      42.7      45.6     172.1
                               ------    ------    ------    ------    ------
      Total Revenue           $ 213.8   $ 218.6   $ 219.7   $ 238.8   $ 890.9
                               ======    ======    ======    ======    ======

      --------------------------------
                             Qtr ended
      (in millions)           3/31/04
      --------------------------------
      Commercial Revenue
         Group Health:
          FEHBP               $  58.7
          Corporate              44.0
          Insurers/TPA           25.1
                               ------
         Total Group Health     127.8
                               ------
         Workers' Compensation   51.0
                               ------
      Total Commercial          178.8
                               ------
      Public Sector              39.3
                               ------
      Total Revenue           $ 218.1
                               ======

      This supplemental revenue data provides information about the mix of clients within the Company's revenue sectors. In addition to the supplemental information above, the Company has generated approximately 41%, 41%, 46% and 50% of total Company revenues on a percentage-of-savings basis for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively.

      Total revenue for the three months ended March 31, 2004 of $218.1 million increased $4.4 million (2%) from the first quarter of 2003 and decreased $20.6 million (9%) from the fourth quarter of 2003. The components of the Company's quarterly revenue are as follows:

      Group Health revenue of $127.8 million for the three months ended March 31, 2004 decreased $6.2 million (5%) from the first quarter of 2003 and decreased $16.8 million (12%) from the fourth quarter of 2003. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. Group Health PPO plus Administration Services revenue for the three months ended March 31, 2004 decreased $4.9 million (6%) from the comparable period of 2003 due in part to increased price competition plus higher client attrition than expected. PPO plus Administration Services revenue decreased $14.5 million (15%) from the fourth quarter of 2003 due primarily to a $17 million decrease in revenue from the Plan (due in part to a 10% decline in Plan enrollment and in part to $6 million in revenue recorded in the fourth quarter related to the 2002 adjustment process, net of reserves) and the increased price competition and higher client attrition mentioned above. Group Health PPO revenue for the three months ended March 31, 2004 decreased $6.1 million (15%) from the first quarter of 2003 and $2.6 million (7%) from the fourth quarter of 2003 due primarily to clients taking advantage of a wider array of the Company's services (which is reported under PPO plus Administration Services). Premium revenue for the three months ended March 31, 2004 increased $4.8 million (114%) from the comparable period of 2003 as a result of new-client activity, particularly due to the New England Financial ("NEF") block of small group, multi-sited business the Company signed in the fourth quarter of 2003. This business is expected to generate approximately $20 million in annual premium revenue for the Company. The Company ceded 80% of the premiums and related policy benefits to a highly rated insurance carrier. Premium revenue was consistent with the fourth quarter of 2003.

      Workers' Compensation revenue of $51.0 million for the three months ended March 31, 2004 increased $10.9 million (27%) and $2.5 million (5%) from the first and fourth quarters of 2003, respectively. The increase from the first quarter of 2003 is due primarily to $15.7 million in revenue from the Employer Services acquisition. Absent the acquisition, workers' compensation revenue would have decreased due to lower volumes from existing clients and to new legislation in California regarding fee schedule rates for ambulatory care services. The increase from the fourth quarter of 2003 is due primarily to a full quarter of Employer Services activity in the first quarter of 2004 versus two months of activity in the fourth quarter of 2003. Approximately 74%, 71% and 73% of Workers' Compensation revenue is generated on a percentage-of-savings basis during the quarter ended March 31, 2004, the quarter ended March 31, 2003 and the quarter ended December 31, 2003, respectively.

      Public Sector revenue of $39.3 million for the three months ended March 31, 2004 was consistent with the same period of 2003. Public Sector revenue decreased $6.3 million (14%) from the fourth quarter of 2003 due primarily to a decrease in revenue from one-time HIPAA support implementations and fees associated with pharmacy programs that were completed in 2003. None of the Public Sector revenue is generated on a percentage-of-savings basis.

      Cost of services increased $10.2 million (11%) for the three months ended March 31, 2004 from the comparable period in 2003 due primarily to costs associated with the Employer Services acquisition and, to a lesser extent, costs associated with the Company's termination plan. Cost of services was essentially flat compared to the fourth quarter of 2003. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 48.8% for the three months ended March 31, 2004 from 45.0% and 44.5% in the first and fourth quarters of 2003, respectively. The increase as a percentage of revenue is due primarily to a change in the mix of Company business from PPO business to more cost-intensive administration services. The Company has taken a number of key steps in 2004 to improve profitability (see "Termination Plan" above and "2004 Outlook" below).

      Selling and marketing costs for the three months ended March 31, 2004 decreased $0.1 million (1%) and $6.5 million (24%) from the first and fourth quarters of 2003, respectively. The decrease is due primarily to the reduction in spending on national advertising campaigns, particularly for the Plan. The Company incurred in excess of $7 million of incremental costs during the fourth quarter of 2003 related to the open season enrollment of MHBP members.

      General and administrative costs for the three months ended March 31, 2004 increased $4.4 million (29%) from the comparable period in 2003 due primarily to increases in professional liability insurance and other professional fees associated with cost savings initiatives designed to improve efficiencies and profitability. General and administrative costs were essentially flat compared to the fourth quarter of 2003.

      Healthcare benefits represent medical losses incurred by insureds of the Company's insurance entities. Healthcare benefits for the three months ended March 31, 2004 increased $1.2 million (22%) from the comparable period of 2003 and decreased $1.1 million (15%) from the fourth quarter of 2003. The increase from the first quarter of 2003 is due primarily to new business, particularly the NEF block of business discussed above. The decrease from the fourth quarter of 2003 is due to better experience within the Company's small group business (particularly in the NEF block of business). The loss ratio (healthcare benefits as a percent of premium revenue) was 70% for the three months ended March 31, 2004 compared to 122% for the first quarter of 2003 and 85% in the fourth quarter of 2003. The decrease in the loss ratio is due primarily to improved stop-loss experience and NEF experience in 2004. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the Company's integrated Commercial services and is used as a way to attract additional PPO business, which is the Company's most profitable product.

      Depreciation and amortization expenses for the three months ended March 31, 2004 increased $3.3 million (22%) from the first quarter of 2003 and $1.7 million (10%) from the fourth quarter of 2003 due primarily to increased infrastructure investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

      Income from operations of $46.5 million for the three months ended March 31, 2004 decreased $14.5 million (24%) and $14.9 million (24%) from the first and fourth quarters of 2003, respectively. Operating margin (income from operations as a percentage of revenue) decreased to 21.3% in the first quarter of 2004 from 28.6% in the first quarter of 2003 and 25.7% in the fourth quarter of 2003. The decrease in income from operations and operating margin is due to the change in mix of revenue discussed above to lower-margin administrative services business as well as the expenses the Company has incurred in the first quarter of 2004 associated with cost savings initiatives.

      Interest income for the three months ended March 31, 2004 increased $0.4 million (27%) from the first quarter of 2003 and $0.1 million (3%) from the fourth quarter of 2003. The Company has used $20 million of its available cash in 2004 to repay debt.

      Interest expense for the three months ended March 31, 2004 increased $0.5 million (41%) and $0.1 million (4%) from the first and fourth quarters of 2003, respectively. Interest expense has increased as the outstanding debt increased from $185 million at March 31, 2003 to $250 million at March 31, 2004. The effective marginal interest rate on March 31, 2004 was approximately 2% per annum.

      Diluted net income per common share for the three months ended March 31, 2004 decreased 16% to $.31 per share from the first quarter of 2003 and decreased 23% from the fourth quarter of 2003. The decrease in net income per common share was due primarily to the change in revenue mix and the expenses associated with cost savings initiatives discussed above. For the three months ended March 31, 2004, diluted common shares outstanding decreased 7% from the first quarter of 2003 and 2% from the fourth quarter of 2003.

 Segment Information
 -------------------
      The Company reports its financial results under two segments: the Commercial segment where the Company provides its health benefit services to Commercial customers in the Group Health and Workers' Compensation markets and the Public Sector segment where the Company services are provided to customers within state and local governments. The Commercial Group Health market represents payors from the FEHBP, corporate and third party administrators/insurers sectors. Management believes this presentation reflects how the Company markets and sells its products and services. In the Commercial sector, the Company often bundles its products and services to offer a comprehensive health benefits solution and it does not sell administrative services (claims administration, bill review, pharmacy benefit management, clinical management) on a stand-alone basis without PPO network services. In the Public Sector, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services.

            Commercial           Three months ended March 31,
      (in millions except %)         2004           2003
      ----------------------       ------           ------
    Revenues                      $ 178.8          $ 174.2
    Operating expenses              132.0            115.6
                                   ------           ------
    Income from operations           46.8             58.6
                                   ------           ------
       Operating margin               26%              34%

    Interest income                  (1.7)            (1.3)
    Interest expense                  1.8              1.3
                                   ------           ------
    Income before income taxes       46.7             58.6
    Income taxes                    (17.7)           (23.3)
                                   ------           ------
    Net income                    $  29.0          $  35.3
                                   ======           ======

 The decline in income from operations and net income for the Commercial segment is due to a number of factors including: increased price competition (particularly in the Corporate sector); new business in the lower margin third party administrator/insurance sector; lower PPO savings in the FEHBP sector; and the costs incurred associated with savings initiatives. The termination plan discussed above is designed to improve the profitability of the Commercial segment beginning in the second half of 2004.

          Public Sector          Three months ended March 31,
      (in millions except %)        2004             2003
      ----------------------       ------           ------
    Revenues                      $  39.3          $  39.6
    Operating expenses               39.6             37.1
                                   ------           ------
    Income (loss) from operations    (0.3)             2.5

       Operating margin                (1)%              6%

    Interest income                    --               --
    Interest expense                   --               --
                                   ------           ------
    Income (loss) before
      income taxes                   (0.3)             2.5
    Income tax (expense) benefit      0.1             (1.0)
                                   ------           ------
    Net income (loss)             $  (0.2)         $   1.5
                                   ======           ======

 The decline in income from operations and net income in the Public Sector segment is due primarily to the timing of costs associated with various government contracts. The revenue and profitability is expected to increase going forward in 2004, as certain contract milestones are met and efficiency initiatives are put in place to help control costs.

 Liquidity and Capital Resources
 -------------------------------
      The Company had $48.9 million in working capital on March 31, 2004 compared with working capital of $24.1 million at December 31, 2003. Total cash and investments amounted to $162.7 million at March 31, 2004 compared to $139.7 million at December 31, 2003.

      Cash and cash equivalents at March 31, 2004 include $29.9 million accumulated in the accounts of the Company's insurance entities due to the timing of the collection of insurance premiums in advance of the related payments for commissions and payments to re-insurers. Additionally, $6.0 million was set aside in anticipation of the pending acquisition of COMP Medical.

      The Company continues to generate the majority of cash from collection of its accounts receivables although this amount has declined from the end of 2003 due to a decrease in Company revenues. The Company has collected $8 million in reinsurance recoverable balances due at the end of 2003 (in "Other current assets" in the consolidated balance sheets). Cash collected from the exercise of stock options has declined as was anticipated in the Company's 2003 Annual Report on Form 10-K.

      The Company's most significant uses of cash continue to be for payment of operating expenses, income taxes and capital expenditures. Management currently expects that capital expenditures for 2004 will be approximately 8% of revenues, slightly below the 10% investment of the past several years. The Company anticipates that its operating expenses will decrease in the second half of 2004 when the steps taken to increase profitability are expected to take full effect.

      The Company's  outstanding debt  at March  31, 2004  decreased to  $250 million from $270 million at December 31, 2003 as the Company used cash generated from operations to pay down its debt.

 The following table summarizes the contractual obligations the Company has outstanding as of March 31, 2004:

  (in millions)                     Payments due by period
                                    ----------------------
                                      Less than    1-3       3-5     Over 5
  Contractual Obligations      Total    1 year    years     years    years
  -----------------------      -----    ------    -----     -----    -----
  Long-term debt              $250.0    $    -   $    -    $250.0   $    -
  Operating leases              53.9      14.1     20.6      12.9      6.3
  Purchase obligations           1.0       1.0        -         -        -
                               -----     -----    -----     -----    -----
  Total                       $304.9    $ 15.1   $ 20.6    $262.9   $  6.3
                               =====     =====    =====     =====    =====

      The purchase obligation is a commitment to a limited partnership investment. The Company has no capital lease obligations, off-balance sheet financing arrangements or other contractual obligations as of March 31, 2004.

      The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's operations and anticipated expansion plans.

 2004 Outlook
 ------------
      In April 2004, the Company revised its revenue and earnings expectations for 2004 to take into account the negative trend it discerned, primarily with respect to MHBP, at the end of the first quarter of 2004. The Company's previous revenue estimate related to the FEHBP business was too high, especially with respect to MHBP revenue. MHBP revenues are expected to decline in 2004 due primarily to the savings rate reduction, lower Plan enrollment (approximately 10%), lower MHBP participant utilization, lower medical trend and a changed mix of enrollment between Plan options. Moreover, the Company does not anticipate that the adjustments expected to be made in 2004, which are attributable to 2003 Plan revenue, will be in amounts similar to the adjustments that were made in 2003 attributable to 2002 Plan revenue. See "Overview" and "Critical Accounting Policies" for further discussion of the claims reconciliation process. Revenue expectations in the Corporate Sector have declined as price competition has accelerated and the Company has realized less new business than expected. The Company's smallest sector, third party administrators and insurers, is expected to report revenue in 2004 that will be higher than 2003, but slightly less than previously estimated. Workers' Compensation revenue is expected to grow rapidly in 2004, principally due to the Employer Services acquisition, but previous estimates anticipated earlier decisions from potential new customers and a more profitable mix of new business. The Company anticipates its Public Sector revenue for 2004 will be flat with both last year and with previous estimates.

      The Company has taken a number of key steps to improve profitability including the Company's termination plan, operational leadership consolidation, growth initiatives to develop new market opportunities (especially in the workers' compensation and public sectors) and initiatives to drive operational efficiencies (especially in the group health and public sectors).

 Critical Accounting Policies
 ----------------------------
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Management believes that any reasonable deviation from these judgments and estimates would not have a material impact on the Company's financial position or results of operations. To the extent that the estimates used differ from actual results, adjustments to the statement of operations and the balance sheet would be necessary. Some of the more significant estimates include the recognition of revenue, allowance for doubtful accounts and insurance claim reserves. The Company uses the following techniques to determine estimates:

      Revenue recognition - Significant estimates used in recognizing revenue relate to performance guarantees, other client-specific claim, eligibility and other data adjustments, and recoverability of receivables. Adjustments to PPO savings, and, therefore, PPO revenues, occur due to client corrections of member eligibility data as originally submitted or due to certain client's inability to resubmit claims adjustments to the Company's repricing system. In addition, the Company performs a claims reconciliation process which varies client-by-client and, in some cases, such as with the MHBP, is performed a number of months after year-end. The claims reconciliation process is affected by a number of items including: size of enrollment; volume of claims data; a client's technological infrastructure; structure of the benefit plan(s); and the specific terms of the client contract. MHBP is the Company's largest client and presents a complex combination of these items above which results in a lengthy reconciliation process. The Company records adjustments in the current accounting period; further adjustments may be made in future periods based on new information that becomes available in such future periods. In some cases, such as with the MHBP, the adjustment process is also subject to an external audit performed by a governmental agency. The use of such estimates and the claims reconciliation process enables the Company to report PPO fee revenue more accurately as information becomes available to support entitlement to fees, net of actual adjustments. Revenue adjustments are estimated on a client-specific and aggregated basis using actual, historical adjustment data. Valuation allowances recorded for such matters were $38.1 million at March 31, 2004 and $36.5 million at December 31, 2003. Total adjustments to revenue amounted to a reduction of less than 1% of total Company revenue for the three months ended March 31, 2004 and a positive revenue adjustment of less than 1% of total Company revenue for the three months ended March 31, 2003.

      Allowance for doubtful accounts - The Company provides reserves for uncollectible revenue due to client collectibility issues as an allowance for doubtful accounts. The primary reason for nonpayment of these accounts receivable is due to client bankruptcy, insolvency or disputes over eligibility. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. Substantially all of the Public Sector revenue is received from state and local governments. The Company's experience with recovering receivables related to Public Sector revenue is impacted primarily by contract disputes, changes in administrative personnel and the timing of fiscal appropriations relative to the billing of our services. The reserving methodology for Public Sector receivables provides for a longer collection period compared to Commercial receivables. The Company evaluates the recoverability of Public Sector receivables based on the aging of receivables, with additional consideration given to clients with known fiscal appropriations issues. The allowance for doubtful accounts totaled $21.5 million at March 31, 2004 and $21.1 million at December 31, 2003.

      Insurance claim reserves - Claims reserves are developed based on medical claims payment history adjusted for specific benefit plan elements (such as deductibles) and expected savings generated by utilization of The First Health [R] Network. Based upon this process, management believes that the insurance claims reserves are appropriate; however, actual claims incurred and actual settlement values of claims may differ from the original estimates requiring adjustments to the reserves.

 New Accounting Pronouncements
 -----------------------------
      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. The effect of SFAS 146 is discussed earlier in the MD&A (under the caption "Termination Plan") and in Note 8 to the consolidated financial statements.

      Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, ("FIN 45") "Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material. The adoption of FIN 45 had no impact on the Company's financial position, results of operations or cash flows.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

      The Company's market risk exposure as of March 31, 2004 was consistent with the types of market risk and amount of exposure presented in its 2003 Annual Report on Form 10-K.


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

      As of March 31, 2004, the end of the quarter covered by this report, management carried out an evaluation, with the participation of the
 Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

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


 Item 2.   Changes in Securities and Use of Proceeds
           -----------------------------------------

      The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended March 31, 2004.

                                                 Total # of      Maximum # of
                                              shares purchased   shares that
                                                 as part of       may yet be
                    Total #       Average         publicly        purchased
                   of shares     price paid       announced       under the
    Period         purchased     per share        programs        programs
    ------         ---------     ---------        --------        ---------
 Jan 1 - Jan 31           --            --              --        6,109,841
 Feb 1 - Feb 29           --            --              --        6,109,841
 March 1 - Mar 31         --            --              --        6,109,841
                   ---------     ---------        --------        ---------
 Total                    --            --              --        6,109,841
                   =========     =========        ========        =========


 Item 5.   Other Information
           -----------------

      There has been no material change to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

      Exhibits:

           (a) Exhibit 10.1 - Employment Agreement dated March 22, 2004 between First Health Group Corp. and William R. McManaman.

           (b) Exhibit 10.2 - Stock Option Agreements dated March 22, 2004 by and between First Health Group Corp. and William R. McManaman

           (c) Exhibit 11 - Computation of Basic Earnings Per Common Share and Diluted Earnings Per Common Share

           (d) Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

           (e) Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

           (f) Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

           (g) Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


      Reports on Form 8-K:

           The Company furnished a report on Form 8-K dated February 17, 2004 reporting under Item 12 the results of operations and financial condition for the year ended December 31, 2003.

           The Company filed a report on Form 8-K dated March 22, 2004 reporting under Item 5 announcing the appointment of William R. McManaman as Senior Vice President and Chief Financial Officer.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   First Health Group Corp.


      Dated:  May 10, 2004          /s/Edward L. Wristen
                                    -------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer


      Dated:  May 10, 2004          /s/William R. McManaman
                                    -------------------------------------
                                    William R. McManaman
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)