Form 10-Q
period 2004-06-30
FIRST HEALTH GROUP CORP
filed 2004-08-06
CIK 812910

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004
                                      OR
        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on August 1, 2004, was 91,667,748.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements

       Consolidated Balance Sheets - Assets at June 30, 2004
         and December 31, 2003 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at June 30, 2004 and December 31, 2003 ...........     4

       Consolidated Statements of Operations for the three months
         ended June 30, 2004 and 2003 ............................     5

       Consolidated Statements of Operations for the six months
         ended June 30, 2004 and 2003 ............................     6

       Consolidated Statements of Comprehensive Income for the
         three and six months ended June 30, 2004 and 2003 .......     7

       Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and 2003 ............................    8-9

       Notes to Consolidated Financial Statements ................   10-15

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............   16-25

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .....................................    26

       Item 4. Controls and Procedures ...........................    26


 Part II. Other Information

       Item 1. Legal Proceedings .................................    27

       Item 2. Changes in Securities, Use of Proceeds and
                 Issuer Purchases of Equity Securities ...........    27

       Item 4. Submission of Matters to a Vote of
                 Security Holders ................................    27

       Item 5. Other Information .................................    28

       Item 6. Exhibits and Reports on Form 8-K ..................    28

 Signatures.......................................................    29

 PART 1. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 ASSETS                                                 June 30,   December 31,
                                                          2004         2003
                                                        --------     --------

 Current Assets:
   Cash and cash equivalents ....................      $    38.9    $     8.0
   Short-term investments .......................            2.3          2.0
   Accounts receivable, less allowances for
      doubtful accounts of $22.9
      and $21.1 respectively.....................           98.5        102.9
   Deferred income taxes ........................           26.8         26.8
   Other current assets .........................           30.4         37.4
                                                        --------     --------
   Total current assets .........................          196.9        177.1


 Long-Term Investments:
   Marketable securities ........................           58.6         63.0
   Other ........................................           66.8         66.7
                                                        --------     --------
                                                           125.4        129.7
                                                        --------     --------
 Property and Equipment:
   Land, buildings and improvements .............          105.4        103.1
   Computer equipment and software ..............          315.2        281.5
   Office furniture and equipment ...............           42.4         37.9
                                                        --------     --------
                                                           463.0        422.5
   Less accumulated depreciation and
     amortization ...............................         (221.6)      (186.6)
                                                        --------     --------
   Net property and equipment ...................          241.4        235.9
                                                        --------     --------

 Goodwill........................................          327.8        324.3

 Intangible assets, less accumulated amortization
   of $13.0 and $9.3, respectively ..............           81.4         82.6

 Reinsurance recoverable.........................           25.2         24.3

 Other Assets....................................            3.2          3.5
                                                        --------     --------
 Total Assets                                          $ 1,001.3    $   977.4
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,   December 31,
                                                          2004         2003
                                                        --------     --------
 Current Liabilities:
   Accounts payable .............................      $    77.1    $    73.2
   Accrued expenses .............................           44.0         47.8
   Claims reserves ..............................           23.9         23.8
   Income taxes payable .........................           26.7          8.1
                                                        --------     --------
   Total current liabilities ....................          171.7        152.9

 Long-Term Debt..................................          210.0        270.0
 Claims Reserves - Noncurrent....................           25.2         24.3
 Deferred Taxes..................................          125.7        126.5
 Other Noncurrent Liabilities....................           23.8         25.2
                                                        --------     --------
   Total liabilities ............................          556.4        598.9
                                                        --------     --------

 Commitments and Contingencies...................             --           --

 Stockholders' Equity:
   Common stock .................................            1.4          1.4
   Additional paid-in capital ...................          344.5        335.5
   Retained earnings ............................          730.9        672.0
   Accumulated other comprehensive loss .........           (3.2)        (1.7)
   Treasury stock, at cost ......................         (628.7)      (628.7)
                                                        --------     --------
   Total stockholders' equity ...................          444.9        378.5
                                                        --------     --------
 Total Liabilities and Stockholders' Equity            $ 1,001.3    $   977.4
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------
 Revenues.........................................     $   220.8    $   218.6
                                                        --------     --------
 Operating expenses:
   Cost of services ..............................         104.9        100.1
   Selling and marketing .........................          20.8         21.4
   General and administrative ....................          19.3         15.4
   Health care benefits ..........................           7.3          4.4
   Depreciation and amortization .................          19.5         15.6
                                                        --------     --------
                                                           171.8        156.9
                                                        --------     --------

 Income from operations...........................          49.0         61.7

 Other (income) expense:
   Interest expense ..............................           1.7          1.4
   Interest income ...............................          (1.2)        (1.4)
                                                        --------     --------
 Income before income taxes.......................          48.5         61.7
 Income taxes.....................................         (18.4)       (24.5)
                                                        --------     --------
 Net income.......................................     $    30.1    $    37.2
                                                        ========     ========

 Weighted average shares outstanding - basic......          91.6         95.3
                                                        ========     ========
 Net income per common share - basic .............     $     .33    $     .39
                                                        ========     ========
 Weighted average shares outstanding - diluted ...          92.9         97.7
                                                        ========     ========
 Net income per common share - diluted ...........     $     .32    $     .38
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004         2003
                                                        --------     --------
 Revenues.........................................     $   438.9    $   432.4
                                                        --------     --------
 Operating expenses:
   Cost of services ..............................         211.3        196.3
   Selling and marketing .........................          41.7         42.4
   General and administrative ....................          38.9         30.6
   Health care benefits ..........................          13.6          9.6
   Depreciation and amortization .................          37.9         30.7
                                                        --------     --------
                                                           343.4        309.6
                                                        --------     --------
 Income from operations...........................          95.5        122.8

 Nonoperating expense (income):
   Interest expense ..............................           3.5          2.7
   Interest income ...............................          (2.9)        (2.7)
                                                        --------     --------
 Income before income taxes.......................          94.9        122.8
 Income taxes.....................................         (36.0)       (48.8)
                                                        --------     --------
 Net income.......................................     $    58.9    $    74.0
                                                        ========     ========

 Weighted average shares outstanding - basic .....          91.4         96.2
                                                        ========     ========
 Net income per common share - basic .............     $     .64    $     .77
                                                        ========     ========
 Weighted average shares outstanding - diluted ...          92.9         98.7
                                                        ========     ========
 Net income per common share - diluted ...........     $     .63    $     .75
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------
 Net income.......................................     $    30.1    $    37.2
                                                        --------     --------
 Unrealized gains (losses) on securities,
   before tax.....................................          (2.2)         1.2
 Unrealized losses on limited partnership
   derivatives....................................          (0.4)          --
                                                        --------     --------
 Other comprehensive income (loss), before tax....          (2.6)         1.2
 Income tax (expense) benefit related to items
   of other comprehensive income..................           0.9         (0.5)
                                                        --------     --------
 Other comprehensive income (loss)................          (1.7)         0.7
                                                        --------     --------
 Comprehensive income.............................     $    28.4    $    37.9
                                                        ========     ========



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004         2003
                                                        --------     --------
 Net income.......................................     $    58.9    $    74.0
                                                        --------     --------
 Unrealized gains (losses) on securities,
   before tax.....................................          (1.9)         1.0
 Unrealized losses on limited partnership
   derivatives....................................          (0.4)          --
                                                        --------     --------
 Other comprehensive income (loss), before tax....          (2.3)         1.0
 Income tax (expense) benefit related to items
   of other comprehensive income..................           0.8         (0.4)
                                                        --------     --------
 Other comprehensive income (loss)................          (1.5)         0.6
                                                        --------     --------
 Comprehensive income.............................     $    57.4    $    74.6
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004         2003
                                                        --------     --------
 Cash flows from operating activities:
   Net Income ....................................     $    58.9    $    74.0
                                                        --------     --------
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization ...............          37.9         30.7
     Change in allowance for uncollectible
       receivables ...............................           1.6         (0.1)
     Provision for deferred income taxes .........            --          0.1
     Tax benefits from stock options exercised ...           1.7          6.2
     Income from limited partnership .............          (1.6)        (1.3)
     Other, net ..................................           0.3           --

   Changes in Assets and Liabilities (net of
   effects of acquired businesses):
     Accounts receivable .........................           4.7        (13.9)
     Other current assets ........................           7.0          0.7
     Reinsurance recoverable .....................          (0.9)         1.4
     Accounts payable and accrued expenses........          (2.8)        (2.6)
     Claims reserves .............................           1.0         (0.7)
     Income taxes payable ........................          18.6         15.1
     Noncurrent assets and liabilities ...........          (1.0)         0.8
                                                        --------     --------
   Net cash provided by operating activities .....         125.4        110.4
                                                        --------     --------
 Cash flows from investing activities:
   Purchases of investments ......................         (21.1)       (20.7)
   Sales of investments ..........................          24.2         24.4
   Acquisition of business, net of cash acquired..          (6.2)        (3.4)
   Purchase of property and equipment ............         (38.8)       (30.6)
                                                        --------     --------
   Net cash used in investing activities .........         (41.9)       (30.3)
                                                        --------     --------
 Cash flows from financing activities:
   Purchase of treasury stock ....................            --       (119.1)
   Proceeds from issuance of long-term debt ......          35.0        105.0
   Repayment of long-term debt ...................         (95.0)       (75.0)
   Proceeds from issuance of common stock ........           7.4         14.7
   Stock option loan repayments ..................            --          0.2
                                                        --------     --------
   Net cash used in financing activities .........         (52.6)       (74.2)
                                                        --------     --------
 Net increase in cash and cash equivalents .......          30.9          5.9

 Cash and cash equivalents, beginning of period...           8.0         20.9
                                                        --------     --------
 Cash and cash equivalents, end of period ........     $    38.9    $    26.8
                                                        ========     ========

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004         2003
                                                        --------     --------
 Supplemental cash flow data:

 Stock options exercised in exchange
   for common stock...............................     $      --    $     0.5
 Health care benefits paid........................         (15.3)        (8.7)
 Interest paid....................................          (3.0)        (2.3)
 Interest income received.........................           1.2          1.6
 Income taxes paid, net...........................         (15.8)       (27.5)

 Acquisition of businesses:
   Fair value of assets acquired,
     net of cash acquired.........................     $     3.1    $    (0.5)
   Goodwill ......................................           3.5          3.8
   Intangible Assets .............................           2.5           --
   Fair value of liabilities assumed .............          (2.9)         0.1
                                                        --------     --------
                                                       $     6.2    $     3.4
                                                        ========     ========

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

 2. On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. ("Employer Services"), from Health Net, Inc. for approximately $79 million. Health Net Employer Services, Inc. has been renamed First Health Employer Services, Inc. The acquisition was financed with borrowings under the Company's credit facility. The allocation of the purchase price is expected to be completed in the fourth quarter of 2004 when the liability for restructuring and integration is finalized.

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
                                                           ======

     On October 31, 2003, the Company completed the acquisition of PPO Oklahoma for a purchase price of approximately $10 million, subject to certain purchase price considerations. The acquisition was financed with borrowings under the Company's credit facility. Additional goodwill may be recognized in the fourth quarter of 2004 when the contingent purchase provisions are resolved.

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
                                                           ======

     On April 7, 2004, The Company completed the acquisition of COMP Medical for a purchase price of approximately $6 million, subject to certain purchase price considerations depending on future performance. COMP Medical has been renamed First Health Priority Services, Inc. ("FHPS"). The acquisition was funded with cash from operating activities.
     Additional goodwill may be recognized when the annual contingent purchase provisions are resolved.

     Purchase price has been allocated, on a preliminary basis, as follows (in millions):

      Fair value of tangible assets acquired              $   3.2
      Goodwill                                                3.5
      Intangible assets                                       2.5
      Liabilities assumed                                    (2.8)
      Liability for restructuring and integration costs      (0.1)
                                                           ------
                                                          $   6.3
                                                           ======
 3.  Acquired Intangible Assets

                                 As of June 30, 2004   As of December 31, 2003
                                ---------------------  -----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
        (in millions)           Amount   Amortization   Amount   Amortization
        -------------           ------   ------------   ------   ------------
     Amortized intangible
       assets:
     Customer contracts
       and relationships        $ 80.7      $ 11.6      $ 78.2      $  8.3
     Provider Contracts           13.7         1.4        13.7         1.0
                                 -----       -----       -----       -----
       Total                    $ 94.4      $ 13.0      $ 91.9      $  9.3
                                 =====       =====       =====       =====

     Customer  contracts  and relationships  represent  added  value  to  the
     Company's business for existing long-term contracts and long-term business relationships. Provider contracts represent additions to the First Health[R] Network that the Company has acquired. The aggregate amortization expense recorded during the six months ended June 30, 2004 and 2003, respectively, was $3.7 million and $2.1 million. The estimated amortization expense for each of the years ending December 31, 2004 through 2007 is approximately $7.5 million. The estimated amortization expense for the year ending December 31, 2008 is approximately $6.9 million.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 and the twelve months ended December 31, 2003 are as follows:

                 (in millions)              2004          2003
                                           ------        ------
              Balance, January 1          $ 324.3       $ 279.4
              Goodwill acquired               3.5          50.0
              Other changes                    --          (5.1)
                                           ------        ------
              Ending balance              $ 327.8       $ 324.3
                                           ======        ======

     The goodwill acquired in 2004 represents the goodwill from the FHPS acquisition. The goodwill acquired in 2003 represents goodwill from the Employer Services and PPO Oklahoma acquisitions. The other goodwill adjustments in 2003 represented finalization of the allocation of the purchase price related to prior acquisitions.

 4. Accounts receivable valuation allowances for client-specific items were $39.2 million and $36.5 million as of June 30, 2004 and December 31, 2003, respectively. These valuation allowances for matters such as performance guarantees and claim, eligibility and data adjustments, are netted against the gross accounts receivable balance in the consolidated balance sheets. The Company's largest client, Mail Handlers Benefit Plan ("MHBP" or the "Plan"), generated revenue of approximately $50.3 million and $101.6 million (23% of total revenues) during the three and six months ended June 30, 2004 compared to $54.4 million and $106.0 million in revenues (25% of total revenues) during the comparable periods of 2003.

 5. Allowances for doubtful accounts were $22.9 million and $21.1 million as of June 30, 2004 and December 31, 2003, respectively. The allowances for doubtful accounts are established based on historical experience and current economic circumstances and are adjusted monthly based upon updated information.

 6. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized loss in market value of $1.2 million, net of deferred income taxes, for the six month period ended June 30, 2004. The accumulated net unrealized loss as of June 30, 2004, included as a component of stockholders' equity, was $0.7 million, net of deferred income taxes. The Company has eight separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of June 30, 2004 and December 31, 2003 was $59.1 million and $59.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $1.6 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively, and is included in interest income. The total investment recorded at June 30, 2004 and December 31, 2003 is net of an unrealized loss on interest rate swaps of $2.5 million ($0.3 million of which was recorded in the quarter ended June 30, 2004), net of $1.3 million in related taxes, which is recorded in accumulated other comprehensive income. A member of the Company's Board of Directors is associated with a group that owns approximately 90% of this partnership. The Company has between a 20% and 33% interest in each individual tranche of the partnership.

 7. In 2003 the Company's Board of Directors approved the repurchase of up to 5 million shares of the Company's outstanding common stock. The Board had previously approved the repurchase of up to 10 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. The Company did not repurchase any shares during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company repurchased 5.2 million shares (1 million shares in the second quarter) on the open market for approximately $125.5 million ($27.7 million in the second quarter). The actual cash paid of $119.1 million excludes $6.4 million for trades dated in June that were settled during the first three days of July. As of June 30, 2004, approximately 6.1 million shares remain available for repurchase under the Company's current repurchase authorization.

 8. Weighted average shares outstanding for the diluted earnings per share calculation increased by 1.3 million and 1.5 million and by 2.4 million and 2.5 million for the three and six months ended June 30, 2004 and 2003, respectively, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for both the three months ended June 30, 2004 and 2003, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for the six months ended June 30, 2004 and $.02 less than basic net income per share for the six months ended June 30, 2003, due to the effect of stock options outstanding.

 9. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees for a total cost of $1.4 million in termination benefits. The plan is expected to be completed by the third quarter of 2004. Substantially all of the termination costs were incurred in the first quarter of 2004. This termination plan is solely for the Commercial segment of the Company. The following table summarizes the termination cost activity for the six months ended June 30, 2004 (in millions):

              Expenses                     Liability
              Incurred     Amounts           As of
              To-Date       Paid         June 30, 2004
              -------       ----         -------------
                $1.4        $1.3              $0.1

        The liability is recorded in "accrued expenses" in the consolidated balance sheet.

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

                                           Three Months        Six Months
     (in millions except EPS)             Ended June 30,      Ended June 30,
     ------------------------             --------------      --------------
                                          2004      2003      2004      2003
                                         ------    ------    ------    ------
      Net income, as reported           $  30.1   $  37.2   $  58.9   $  74.0

      Add:  Stock-based employee
      compensation expense included
      in reported net income, net
      of related tax effects.                --      (0.1)       --        --

      Deduct:  Total stock-based
      employee compensation expense
      determined under fair value
      based method for all awards,
      net of related tax effects           (3.1)     (4.3)     (6.0)     (7.2)
                                         ------    ------    ------    ------
      Pro forma net income              $  27.0   $  32.8   $  52.9   $  66.8
                                         ======    ======    ======    ======
      Earnings per share:
        Basic, as reported              $   .33   $   .39   $   .64   $   .77
        Basic, pro forma                $   .29   $   .35   $   .58   $   .69

        Diluted, as reported            $   .32   $   .38   $   .63   $   .75
        Diluted, pro forma              $   .29   $   .34   $   .57   $   .68

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

     The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of June 30, 2004, the Plan has approximately $385 million in reserves to cover Plan expenses, which may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. The Plan had approximately $346 million in such reserves as of December 31, 2003. There are no known Plan deficits as of June 30, 2004.

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

 12. The Company operates in two segments: Commercial and Public Sector. In the Commercial segment, the Company often bundles its products and services to offer a comprehensive health benefits solution to the customer centered around the First Health[R] Network. In the Public Sector segment, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services. The Company has one executive management team that reviews and approves all strategic and resource allocations for each of the two segments. Discreet financial information is available for each of the two segments and is reviewed regularly by the chief operating decision maker.

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

     Summarized segment financial information for the three and six months ended June 30 is as follows (in millions):

                                        Three months ended June 30,
                                        ---------------------------
                                   2004                               2003
                     --------------------------------   --------------------------------
                                 Public                             Public
     (in millions)   Commercial  Sector  Consolidated   Commercial  Sector  Consolidated
     -------------   ----------  ------  ------------   ----------  ------  ------------
     Revenue           $178.2    $ 42.6    $  220.8        $174.4   $ 44.2      $218.6
     Net income          29.3       0.8        30.1          35.4      1.8        37.2
     Total assets      $956.4    $ 44.9    $1,001.3        $821.7   $ 41.2      $862.9



                                          Six Months Ended June 30,
                                          -------------------------
                                   2004                               2003
                     --------------------------------   --------------------------------
                                 Public                             Public
     (in millions)   Commercial  Sector  Consolidated   Commercial  Sector  Consolidated
     -------------   ----------  ------  ------------   ----------  ------  ------------
     Revenue           $357.0    $ 81.9    $  438.9       $348.6    $ 83.8      $432.4
     Net income          58.3       0.6        58.9         70.7       3.3        74.0
     Total assets      $956.4    $ 44.9    $1,001.3       $821.7    $ 41.2      $862.9


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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control health care benefit expenses, or if the Company does not successfully integrate its recent acquisitions; then the Company may not achieve its anticipated 2004 financial results.

 Significant Developments
 ------------------------

    Overview
    --------
   The following information concerning significant business developments is important to understanding the comparability of the 2004 and 2003 financial results.

    Mail Handlers Benefit Plan
    --------------------------
   The Mail Handlers Benefit Plan ("MHBP" or the "Plan") is part of the Company's Federal Employee Health Benefit Plan ("FEHBP") sector and the Company's largest customer. Revenue was $50.3 million and $101.6 million (23% of total Company revenue) during the three and six months ended June 30, 2004, respectively, as compared to $54.4 million and $106.0 million during the comparable periods of 2003 (25 % of total revenue). Adjustments to revenue are recorded on a client specific and aggregated basis based on empirical data in each period and may be subject to further adjustments in subsequent periods. During the second quarter of 2004, the Company recorded $3 million of revenue as a result of the internal claims reconciliation process related to 2003.

   The  adjustment  resulted primarily  from  factors  that the  Company  has historically used in its internal claims reconciliation process. The internal reconciliation process involves reconciling fees and savings associated with each medical claim, the eligibility of each Plan member, the allowability of each claim in relation to the Plan definition and the coordination of benefits with other insurers. This completes the 2003 reconciliation process. In addition, the MHBP may include an audit performed by a governmental agency within a three to five year period after a fiscal year end. This retrospective review of claims data may result in changes to previous estimates made for eligibility, coordination of benefits and other Plan provisions. See the "Critical Accounting Policies" section for a further description of revenue adjustments.

   The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of June 30, 2004, the Plan has approximately $385 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. The Plan had approximately $359 million and $346 million in such reserves as of June 30, 2003 and December 31, 2003, respectively. There are no known Plan deficits as of June 30, 2004.

    Acquisitions
    ------------
   On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. ("Employer Services") from Health Net, Inc. for approximately $79 million. The purchase also included Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc. Employer Services is a workers' compensation managed care company based in Irvine, California. The acquisition was financed with borrowings under the Company's credit facility. Health Net Employer Services, Inc. has been renamed First Health Employer Services, Inc.

   On October 31, 2003, the Company also completed the acquisition of PPO Oklahoma for a purchase price of approximately $10 million, subject to certain purchase price considerations. PPO Oklahoma operates almost exclusively in the state of Oklahoma. The acquisition was financed with borrowings under the Company's credit facility.

   On April 7, 2004, the Company completed the acquisition of COMP Medical, a workers' compensation company headquartered in Woodland Hills, California that specializes in appointment setting for chronic pain management, diagnostic imaging and electrodiagnostic procedures, as well as Medicare set-aside allocations. The purchase price was approximately $6 million, subject to additional purchase price considerations depending on future performance, and was paid with cash from operating activities. COMP Medical has been renamed First Health Priority Services, Inc. ("FHPS").

    Termination Plan
    ----------------
   During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees at an estimated cost of $1.4 million in termination benefits. The Company recorded substantially all of these costs during the first quarter of 2004. Management believes this termination plan should save the Company in excess of $7 million in salaries and related expenses during the second half of 2004 and in excess of $10 million in expenses during 2005 (primarily in "cost of services" in the consolidated statement of operations).

 Results of Operations
 ---------------------
   The Company's revenues consist primarily of fees for cost management services provided on a predetermined contractual basis or on a percentage-of-savings basis. Revenues also include insurance premium revenue from the Company's insurance company operations.

   The following table sets forth information with respect to the sources of the Company's revenues for the three and six months ended June 30, 2004 and 2003, respectively:

   Sources of Revenue
                                              ($ in millions)
                                        Three Months Ended June 30,
                                       ------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          PPO plus Administration
            Services                  $  80.2    37%   $  91.1    41%
          PPO                            33.1    15       38.9    18
          Premiums                        9.4     4        4.2     2
                                       ------   ----    ------   ----
           Total Group Health           122.7    56      134.2    61
                                       ------   ----    ------   ----
        Workers' Compensation:
          PPO plus Administration
            Services                     31.6    14       25.1    12
          PPO                            23.9    11       15.1     7
                                       ------   ----    ------   ----
           Total Workers' Compensation   55.5    25       40.2    19
                                       ------   ----    ------   ----
      Total Commercial Revenue          178.2    81      174.4    80
                                       ------   ----    ------   ----
      Public Sector Revenue              42.6    19       44.2    20
                                       ------   ----    ------   ----
      Total Revenue                   $ 220.8   100%   $ 218.6   100%
                                       ======   ====    ======   ====

                                              ($ in millions)
                                          Six Months Ended June 30,
                                       ------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          PPO plus Administration
            Services                   $164.2    38%   $ 180.0    42%
          PPO                            67.8    15       79.8    18
          Premiums                       18.5     4        8.4     2
                                       ------   ----    ------   ----
           Total Group Health           250.5    57      268.2    62
                                       ------   ----    ------   ----
        Workers' Compensation:
          PPO plus Administration
            Services                     63.8    14       50.1    12
          PPO                            42.7    10       30.3     7
                                       ------   ----    ------   ----
           Total Workers' Compensation  106.5    24       80.4    19
                                       ------   ----    ------   ----
      Total Commercial Revenue          357.0    81      348.6    81
                                       ------   ----    ------   ----
      Public Sector Revenue              81.9    19       83.8    19
                                       ------   ----    ------   ----
      Total Revenue                   $ 438.9   100%   $ 432.4   100%
                                       ======   ====    ======   ====

   Supplemental Revenue Information

   The following table sets forth supplemental information by revenue sector:

                                              ($ in millions)
                                        Three Months Ended June 30,
                                       ------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          FEHBP                       $  57.2    26%   $  62.4    28%
          Corporate                      40.4    18       50.9    23
          Insurers/TPA                   25.1    12       20.9    10
                                       ------   ----    ------   ----
        Total Group Health              122.7    56      134.2    61
                                       ------   ----    ------   ----
        Workers' Compensation            55.5    25       40.2    19
                                       ------   ----    ------   ----
        Total Commercial                178.2    81      174.4    80
                                       ------   ----    ------   ----
        Public Sector                    42.6    19       44.2    20
                                       ------   ----    ------   ----
        Total Revenue                 $ 220.8   100%   $ 218.6   100%
                                       ======   ====    ======   ====

                                              ($ in millions)
                                          Six Months Ended June 30,
                                       ------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          FEHBP                       $ 115.9    26%   $ 121.8    28%
          Corporate                      84.4    19      103.1    24
          Insurers/TPA                   50.2    12       43.3    10
                                       ------   ----    ------   ----
        Total Group Health              250.5    57      268.2    62
                                       ------   ----    ------   ----
        Workers' Compensation           106.5    24       80.4    19
                                       ------   ----    ------   ----
        Total Commercial                357.0    81      348.6    81
                                       ------   ----    ------   ----
        Public Sector                    81.9    19       83.8    19
                                       ------   ----    ------   ----
        Total Revenue                 $ 438.9   100%   $ 432.4   100%
                                       ======   ====    ======   ====

   This supplemental revenue data provides information about the mix of clients within the Company's revenue sectors. In addition to the supplemental information above, the Company has generated approximately 40% of total Company revenues on a percentage-of-savings basis for the three and six months ended June 30, 2004 compared to 38% and 39% for the comparable periods of 2003.

   Total revenue for the three and six months ended June 30, increased $2.1 million (1.0%) and $6.5 million (1.5%) from the comparable periods of 2003. The components of the Company's quarterly revenue are as follows:

   Group Health revenue of $122.7 million and $250.5 million for the three and six months ended June 30, 2004 decreased $11.5 million (8.6%) and $17.7 million (6.6%) from the comparable periods of 2003. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. Group Health PPO plus Administration Services revenue for the three and six months ended June 30, 2004 decreased $11.0 million (12.1%) and $15.9 million (8.8%) from the comparable periods of 2003 due in part to increased price competition, less new business and higher client attrition than expected. Group Health PPO revenue for the three and six months ended June 30, 2004 decreased $5.9 million (15.1%) and $12.0 million (15.0%) from the comparable periods of 2003 due primarily to clients taking advantage of a wider array of the Company's services (which is reported under PPO plus Administration Services). Premium revenue for the three and six months ended June 30, 2004 increased $5.3 million (129.0%) and $10.2 million (121.5%) from the comparable periods of 2003 as a result of new client activity, particularly due to the New England Financial ("NEF") block of small group, multi-sited business the Company signed in the fourth quarter of 2003. The Company ceded 80% of the premiums and related policy benefits to a highly-rated insurance carrier.

   Group Health revenue is further broken down into the FEHBP, Corporate and Insurers/TPA sectors. FEHBP sector revenue for the three and six months ended June 30, 2004 decreased $5.2 million (8.4%) and $5.9 million (4.8%) from the comparable periods of 2003. This decrease is due primarily to the MHBP which experienced an approximate 10% decrease in enrollment, lower participant utilization and a change in the mix of plan options. The revenue decrease was partially offset by $3 million the Company recorded in the second quarter of 2004 as part of its retrospective review of claims data related to 2003 MHBP business. Corporate sector revenue for the three and six months ended June 30, 2004 decreased $10.5 million (20.6%) and $18.7 million (18.2%) from the comparable periods of 2003. This decrease is due to client attrition, less new business than anticipated and increased price competition in the sector. Insurers/TPA sector revenue for the three and six months ended June 30, 2004 increased $4.2 million (19.8%) and $6.9 million (16.0%) from the comparable periods of 2003 due primarily to new business with insurers, principally the NEF business discussed earlier.

   Workers' Compensation revenue of $55.5 million and $106.5 million for the three and six months ended June 30, 2004 increased $15.2 million (37.7%) and $26.1 million (32.4%) from the comparable periods of 2003. This increase is due primarily to $13.0 million and $28.7 million in revenues earned as a result of the Employer Services acquisition for the three and six months ended June 30, 2004. Workers' Compensation revenue increased $4.5 million (8.8%) from the first quarter of 2004 due primarily to $2.3 million in revenues earned from the FHPS acquisition. Absent these acquisitions Workers' Compensation revenue decreased slightly from 2003.

   Public Sector revenue of $42.6 million and $81.9 million for the three and six months ended June 30, 2004 decreased $1.6 million (3.5%) and $1.9 million (2.2%) from the comparable periods of 2003. Public Sector revenue represents fees associated with pharmacy benefit management, fiscal agent services and health care management from clients within the public sector. This decrease in revenue is due primarily to less revenue from non-recurring HIPAA support and pharmacy program implementations. Public Sector revenue in the second quarter of 2003 was favorably impacted by $11.5 million of such non-recurring implementations compared to $0.8 million of such revenue in the second quarter of 2004. On a continuing revenue basis, the 2004 quarterly revenue would have increased $9.1 million or 28% from the comparable quarter of 2003. Public Sector revenue increased $3.4 million (8.5%) from the first quarter of 2004 due to new pharmacy contracts.

   Cost of services increased $4.7 million (4.7%) and $15.0 million (7.6%) for the three and six months ended June 30, 2004 from the comparable periods in 2003 due primarily to costs associated with the Employer Services, PPO Oklahoma and FHPS acquisitions and, to a lesser extent costs associated with the Company's termination plan. Cost of services decreased $1.5 million (1.4%) from the first quarter of 2004 as the Company cost reduction programs have begun to take effect. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 47.5% and 48.1% for the three and six months ended June 30, 2004, respectively, from 45.8% and 45.4% in the comparable periods of 2003, but decreased from 48.8% in the first quarter of 2004. The increase as a percentage of revenue from 2003 is due primarily to the costs associated with the various acquisitions as well as a trend toward providing more administrative services which are more cost-intensive.

   Selling and marketing costs for the three and six months ended June 30, 2004 decreased $0.6 million (2.6%) and $0.7 million (1.6%) from the comparable periods in 2003 primarily due to a decrease in costs associated with the Company's ad campaign. Selling and marketing costs were essentially flat compared to the first quarter of 2004.

   General and administrative costs for the three and six months ended June 30, 2004 increased $3.8 million (24.5%) and $8.2 million (26.6%) from the comparable periods in 2003 due primarily to increases in professional liability insurance and other professional fees associated with cost savings initiatives designed to improve efficiencies and profitability. General and administrative costs decreased slightly from the first quarter of 2004.

   Health care benefits represent medical losses incurred by insureds of the Company's insurance entities. Health care benefits increased $2.9 million (65.7%) and $4.0 million (42.2%) for the three and six months ended June 30, 2004 from the comparable periods of 2003. This increase was due primarily to new business, particularly the NEF business discussed above. Health care benefits increased $1.0 million (15.2%) from the first quarter of 2004 also due to the NEF business. The loss ratio (health care benefits as a percent of premium revenue) was 77% and 73% for the three and six months ended June 30, 2004 compared to 106% and 114% for the comparable periods of 2003. The decrease in the loss ratio from 2003 is due primarily to improved experience in the Company's stop loss business and the NEF small group business. Management reviews the book of business in detail on a monthly basis to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $4.0 million (25.6%) and $7.2 million (23.6%) for the three and six months ended June 30, 2004 from the comparable periods in 2003 due primarily to increased software investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Income from operations of $49.0 million and $95.5 million for the three and six months ended June 30, 2004 decreased $12.7 million (20.6%) and $27.3 million (22.2%) from the comparable periods of 2003. Income from operations increased $2.5 million (5.4%) from the first quarter of 2004. Operating margin (income from operations as a percentage of revenue) was 22.2% in the second quarter of 2004, 28.2% in the second quarter of 2003 and 21.3% in the first quarter of 2004. The decrease in income from operations and operating margins from 2003 is due to a change in the mix of revenue to lower-margin administrative services business as well as expenses the Company incurred associated with cost savings initiatives. These initiatives had a positive effect beginning in the second quarter of 2004.

   Interest income for the three and six months ended June 30, 2004 is comparable to prior periods. The Company has used $60 million of its available cash in 2004 to repay debt.

   Interest expense for the three and six months ended June 30, 2004 increased $0.3 million (21.6%) and $0.8 million (30.6%) from the comparable periods in 2003. Interest expense has increased as the outstanding debt increased from $150 million at June 30, 2003 to $210 million at June 30, 2004. The effective marginal interest rate on June 30, 2004 was approximately 2.2% per annum.

   Diluted net income per common share for the three and six months ended June 30, 2004 decreased 15.8% to $.32 per share and 16.0% to $.63 per share from the comparable periods of 2003. The decrease in net income per common share was due primarily to the change in revenue mix and the expenses associated with cost savings initiatives discussed above. For the three and six months ended June 30, 2004, diluted common shares outstanding decreased 4.9% and 5.9% from the comparable periods of 2003.


 Segment Information
 -------------------
   The Company reports its financial results under two segments: the Commercial segment, where the Company provides its health benefit services to Commercial customers in the Group Health and Workers' Compensation markets, and the Public Sector segment, where the Company services are provided to customers within state and local governments. The Commercial Group Health market represents payors from the FEHBP, corporate and third party administrators/insurers sectors. Management believes this presentation reflects how the Company markets and sells its products and services. In the Commercial sector, the Company often bundles its products and services to offer a comprehensive health benefits solution, and it does not sell administrative services (claims administration, bill review, pharmacy benefit management, clinical management) on a stand-alone basis without PPO network services. In the Public Sector, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services.

        Commercial       Three months ended June 30,  Six months ended June 30,
     ($ in millions)           2004       2003             2004        2003
  ----------------------      ------     ------           ------      ------
 Revenues                    $ 178.2    $ 174.4          $ 357.0     $ 348.6
 Operating expenses            130.5      115.7            262.5       231.3
                              ------     ------           ------      ------
 Income from operations         47.7       58.7             94.5       117.3
                              ------     ------           ------      ------
    Operating margin            26.8%      33.6%            26.5%       33.6%

 Interest income                (1.2)      (1.4)            (2.9)       (2.7)
 Interest expense                1.7        1.4              3.5         2.7
                              ------     ------           ------      ------
 Income before income taxes     47.2       58.7             93.9       117.3
 Income taxes                  (17.9)     (23.3)           (35.6)      (46.6)
                              ------     ------           ------      ------
 Net income                  $  29.3    $  35.4          $  58.3     $  70.7
                              ======     ======           ======      ======

 The decline in income from operations and net income for the Commercial segment is due to a number of factors including: increased price competition (particularly in the Corporate sector); new business in the lower margin third party administrator/insurance sector; lower PPO savings in the FEHBP sector; and the costs incurred associated with savings initiatives. The
 Company's termination plan, discussed above, is designed to improve the profitability of the Commercial segment beginning in the second half of 2004.

       Public Sector     Three months ended June 30,  Six months ended June 30,
      ($ in millions)          2004       2003             2004        2003
  ----------------------      ------     ------           ------      ------
  Revenues                   $  42.6      $44.2          $  81.9     $  83.8
  Operating expenses            41.3       41.2             80.9        78.3
                              ------     ------           ------      ------
  Income from operations         1.3        3.0              1.0         5.5
                              ------     ------           ------      ------
    Operating margin             3.1%       6.9%             1.3%        6.6%

  Interest expense                --         --               --          --
                              ------     ------           ------      ------
  Income before income taxes     1.3        3.0              1.0         5.5
  Income taxes                  (0.5)      (1.2)            (0.4)       (2.2)
                              ------     ------           ------      ------
  Net income                 $   0.8    $   1.8          $   0.6     $   3.3
                              ======     ======           ======      ======

 The decline in income from operations and net income in the Public Sector segment is due primarily to the decline in non-recurring HIPAA support and pharmacy program business discussed earlier. The revenue and profitability is expected to increase going forward in 2004, as the pharmacy benefit management ("PBM") business grows and efficiency initiatives are put in place to help control costs. The Company has won 14 of its last 16 contract bids for PBM services within the Public Sector. PBM business is higher-margin business and now represents more than half of the Public Sector revenue.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $25.2 million in working capital on June 30, 2004 compared with working capital of $24.1 million at December 31, 2003. Total cash and investments amounted to $166.6 million at June 30, 2004 compared to $139.7 million at December 31, 2003.

   Cash and cash equivalents at June 30, 2004 include $23.1 million accumulated in the accounts of the Company's insurance entities due to the timing of the collection of insurance premiums in advance of related payments for commissions and payments to re-insurers.

   Cash flow from operations was driven by the timing of collections of accounts receivable and the timing of payment of its insurance-related liabilities. Strong accounts receivable collection efforts in the second quarter of 2004 provided $4.7 million of cash in 2004 versus a use of $13.9 million of cash in 2003. The Company has also collected $8 million in reinsurance recoverable balances in 2004 (in "Other current assets" in the consolidated balance sheets). These collection efforts offset lower net income in 2004 and contributed to a $15 million increase in cash from operations. Cash collected from the exercise of stock options has declined from prior years, which was anticipated in the Company's 2003 Annual Report on Form 10-K.

   The Company's most significant uses of cash continue to be for payment of operating expenses, income taxes and capital expenditures. Management currently expects that capital expenditures for 2004 will be approximately 8% of revenues or $75 million, slightly below the 10% investment of the past several years. The Company anticipates that its operating expenses will decrease in the second half of 2004 when the steps taken to increase profitability are expected to take full effect.

   The Company's outstanding debt at June 30, 2004 decreased to $210 million from $270 million at December 31, 2003 as the Company used cash generated from operations to pay down debt.

 The following table summarizes the contractual obligations the Company has outstanding as of June 30, 2004:

  (in millions)                     Payments due by period
                                    ----------------------
                                      Less than    1-3       3-5     Over 5
  Contractual Obligations      Total    1 year    years     years    years
  -----------------------      -----    ------    -----     -----    -----
  Long-term debt              $210.0    $    -   $210.0    $    -   $    -
  Operating leases              55.8      14.6     21.8      14.0      5.4
  Purchase obligations           1.0       1.0        -         -        -
                               -----     -----    -----     -----    -----
  Total                       $266.8    $ 15.6   $231.8    $ 14.0   $  5.4
                               =====     =====    =====     =====    =====

   The purchase obligation is a commitment to a limited partnership investment. The Company has no capital lease obligations, off-balance sheet financing arrangements or other contractual obligations as of June 30, 2004.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

   In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantees, Including Indirect Guarantees of Indebtedness to Others", the Company is required to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material.

 2004 Outlook
 ------------
   The Company reaffirms the revenue, earnings and cash flow guidance it released in April 2004. The Company has taken a number of key steps to improve profitability including the Company's termination plan, deeper sector focus (operationally and functionally), growth initiatives to develop new market opportunities (especially in the workers' compensation and public sectors) and initiatives to drive operational efficiencies (especially in the group health and public sectors). These steps are expected to favorably impact earnings for the last six months of 2004.

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

   Revenue recognition - Significant estimates used in recognizing revenue relate to performance guarantees, other client-specific claim, eligibility and other data adjustments, and recoverability of receivables. Adjustments to PPO savings, and, therefore, PPO revenues, occur due to client corrections of member eligibility data as originally submitted or due to certain client's inability to resubmit claims adjustments to the Company's repricing system. In addition, the Company performs a claims reconciliation process which varies client-by-client and, in some cases, such as with the MHBP, is performed a number of months after year-end. The claims reconciliation process is affected by a number of items including: size of enrollment; volume of claims data; a client's technological infrastructure; structure of the benefit plan(s); and the specific terms of the client contract. MHBP is the Company's largest client and presents a complex combination of these items above which results in a lengthy reconciliation process. The Company records adjustments in the current accounting period; further adjustments may be made in future periods based on new information that becomes available in such future periods. In some cases, such as with the MHBP, the adjustment process is also subject to an external audit performed by a governmental agency. The use of such estimates and the claims reconciliation process enables the Company to report PPO fee revenue more accurately as information becomes available to support entitlement to fees, net of actual adjustments. Revenue adjustments are estimated on a client-specific and aggregated basis using actual, historical adjustment data. Valuation allowances recorded for such matters were $39.2 million at June 30, 2004 and $36.5 million at December 31, 2003. Total adjustments to revenue amounted to a reduction of less than 1% of total Company revenue for the six months ended June 30, 2004 and 2003.

   Allowance for doubtful accounts - The Company provides reserves for uncollectible revenue due to client collectibility issues as an allowance for doubtful accounts. The primary reasons for nonpayment of these accounts receivable are client bankruptcy, insolvency or disputes over eligibility. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. Substantially all of the Public Sector revenue is received from state and local governments. The Company's experience with recovering receivables related to Public Sector revenue is impacted primarily by contract disputes, changes in administrative personnel and the timing of fiscal appropriations relative to the billing of our services. The reserving methodology for Public Sector receivables provides for a longer collection period compared to Commercial receivables. The Company evaluates the recoverability of Public Sector receivables based on the aging of receivables, with additional consideration given to clients with known fiscal appropriations issues. The allowance for doubtful accounts totaled $22.9 million at June 30, 2004 and $21.1 million at December 31, 2003.

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

 New Accounting Pronouncements
 -----------------------------
    In March 2004, the FASB Task Force reached a consensus on Issue No. 03-1 ("Issue 03-1"), "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired. The Company adopted the disclosure provisions of Issue 03-1 in 2003 and the guidance for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004. The amount of any other-than-temporary impairment that may need to be recognized upon adoption of Issue 03-1 will be dependent on market conditions and management's intent and ability at the time of the impairment evaluation to hold the underwater investments until a forecasted recovery in fair value up to (or beyond) adjusted cost.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

      The Company's market risk exposure as of June 30, 2004 was consistent with the types of market risk and amount of exposure presented in its 2003 Annual Report on Form 10-K.


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

      As of June 30,  2004, the end  of the quarter  covered by this  report, management  carried  out  an  evaluation,  with  the  participation  of  the
 Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

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


 Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
           --------------------------------------------------------------
           Equity Securities
           -----------------

   The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended June 30, 2004.

                                                 Total # of      Maximum # of
                                              shares purchased   shares that
                                                 as part of       may yet be
                      Total #      Average        publicly        purchased
                     of shares    price paid      announced       under the
      Period         purchased    per share       programs        programs
      ------         ---------    ---------       --------        ---------
 April 1 - April 30         --           --             --        6,109,841
 May 1 - May 31             --           --             --        6,109,841
 June 1  - June 30          --           --             --        6,109,841
                     ---------    ---------       --------        ---------
 Total                      --           --             --        6,109,841
                     =========    =========       ========        =========


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

   At the annual meeting of stockholders of the Company on May 13, 2004, all directors of the Company who stood for reelection were re-elected. The number of votes cast for and withheld for each director were as follows:

                                  For           Withheld
                               ----------       --------
      Michael J. Boskin        84,097,648       1,405,900
      Daniel S. Brunner        83,108,920       2,394,628
      Raul Cesan               84,037,510       1,466,038
      Ronald H. Galowich       69,798,218      15,705,330
      Harold S. Handlesman     83,201,397       2,302,151
      Don Logan                84,282,990       1,220,558
      William Mayer            84,276,568       1,226,980
      David E. Simon           83,255,866       2,247,682
      James C. Smith           83,339,369       2,164,179
      Edward L. Wristen        83,337,609       2,165,939


   A proposal to ratify the reappointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year 2004 was approved with 84,555,837 shares cast for, 925,416 shares against and 22,295 shares abstaining.


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


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

   Exhibits:

      (a) Exhibit 11 -   Computation of Basic Earnings Per Common Share and
                         Diluted Earnings Per Common Share

      (b) Exhibit 31.1 - Certification of Chief Executive  Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      (c) Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

      Reports on Form 8-K:

          The Company furnished a report on Form 8-K dated April 26, 2004 reporting under Item 12 lowering its first quarter and full year 2004 financial expectations.

          The Company furnished a report on Form 8-K dated May 3, 2004 reporting under Item 12 the results of operations and financial condition for the three months ended March 31, 2004.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Health Group Corp.



      Dated: August 6, 2004         /s/Edward L. Wristen
                                    -------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer



      Dated: August 6, 2004         /s/William R. McManaman
                                    -------------------------------------
                                    William R. McManaman
                                    Senior Vice President, Chief
                                    Financial Officer
                                    (Principal Financial Officer)