Form 10-Q
period 2004-09-30
FIRST HEALTH GROUP CORP
filed 2004-11-05
CIK 812910

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

        {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004
                                      OR
        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

 The number of shares of Common Stock, par value $.01 per share, outstanding on November 1, 2004, was 91,903,467.

                  First Health Group Corp. and Subsidiaries

                                    INDEX


 Part I.  Financial Information
                                                                  Page Number
                                                                  -----------
       Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - Assets at September 30, 2004
         and December 31, 2003 ...................................     3

       Consolidated Balance Sheets - Liabilities and Stockholders'
         Equity at September 30, 2004 and December 31, 2003.......     4

       Consolidated Statements of Operations for the three months
         ended September 30, 2004 and 2003 .......................     5

       Consolidated Statements of Operations for the nine months
         ended September 30, 2004 and 2003 .......................     6

       Consolidated Statements of Comprehensive Income for the
         three and nine months ended September 30, 2004 and 2003..     7

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2004 and 2003 .......................    8-9

       Notes to Consolidated Financial Statements ................   10-15

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............   16-26

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .....................................     27

       Item 4. Controls and Procedures ...........................     27


 Part II. Other Information

       Item 1. Legal Proceedings .................................    28

       Item 2. Unregistered Sales of Equity Securities
                 and Use of Proceeds .............................    28

       Item 5. Other Information .................................    28

       Item 6. Exhibits  .........................................   28-29

 Signatures.......................................................    30

 PART 1. Financial Information
 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 ASSETS                                              September 30, December 31,
                                                          2004         2003
                                                        --------     --------
 Current Assets:
   Cash and cash equivalents ....................      $    27.7    $     8.0
   Short-term investments .......................            7.1          2.0
   Accounts receivable, less allowances for
      doubtful accounts of $17.5
      and $21.1 respectively.....................          105.7        102.9
   Deferred income taxes ........................           23.1         26.8
   Other current assets .........................           47.2         37.4
                                                        --------     --------
   Total current assets .........................          210.8        177.1

 Long-Term Investments:
   Marketable securities ........................           58.2         63.0
   Other.........................................           70.8         66.7
                                                        --------     --------
                                                           129.0        129.7
                                                        --------     --------
 Property and Equipment:
   Land, buildings and improvements .............          106.5        103.1
   Computer equipment and software ..............          336.4        281.5
   Office furniture and equipment ...............           43.3         37.9
                                                        --------     --------
                                                           486.2        422.5
   Less accumulated depreciation and
      amortization...............................         (239.0)      (186.6)
                                                        --------     --------
   Net property and equipment ...................          247.2        235.9
                                                        --------     --------

 Goodwill........................................          328.8        324.3

 Intangible assets, less accumulated amortization
      of $15.2 and $9.3, respectively ...........           79.2         82.6

 Reinsurance recoverable.........................           24.2         24.3

 Other Assets....................................            2.9          3.5
                                                        --------     --------
 Total Assets                                          $ 1,022.1    $   977.4
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     September 30, December 31,
                                                          2004         2003
                                                        --------     --------

 Current Liabilities:
   Accounts payable .............................      $    85.3    $    73.2
   Accrued expenses .............................           38.5         47.8
   Claims reserves ..............................           23.4         23.8
   Income taxes payable .........................           25.4          8.1
                                                        --------     --------
   Total current liabilities ....................          172.6        152.9

 Long-Term Debt..................................          195.0        270.0
 Claims Reserves - Noncurrent....................           24.2         24.3
 Deferred Taxes..................................          128.2        126.5
 Other Noncurrent Liabilities....................           23.8         25.2
                                                        --------     --------
   Total liabilities ............................          543.8        598.9
                                                        --------     --------
 Commitments and Contingencies...................             --           --

 Stockholders' Equity:
   Common stock .................................            1.4          1.4
   Additional paid-in capital ...................          347.4        335.5
   Retained earnings ............................          758.5        672.0
   Accumulated other comprehensive loss .........           (0.3)        (1.7)
   Treasury stock, at cost ......................         (628.7)      (628.7)
                                                        --------     --------
   Total stockholders' equity ...................          478.3        378.5
                                                        --------     --------
 Total Liabilities and Stockholders' Equity .....      $ 1,022.1    $   977.4
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------

 Revenues.........................................     $   218.4    $   219.7
                                                        --------     --------
 Operating expenses:
   Cost of services ..............................         104.2         98.7
   Selling and marketing .........................          24.4         23.2
   General and administrative ....................          18.9         16.0
   Health care benefits ..........................           6.3          4.4
   Merger-related expenses .......................           1.3           --
   Depreciation and amortization .................          19.8         15.6
                                                        --------     --------
                                                           174.9        157.9
                                                        --------     --------

 Income from operations...........................          43.5         61.8

 Other (income) expense:
   Interest expense ..............................           1.6          1.2
   Interest income ...............................          (1.4)        (1.6)
                                                        --------     --------
 Income before income taxes.......................          43.3         62.2
 Income taxes.....................................         (15.7)       (21.5)
                                                        --------     --------
 Net income.......................................     $    27.6    $    40.7
                                                        ========     ========

 Weighted average shares outstanding - basic......          91.8         94.7
                                                        ========     ========
 Net income per common share - basic .............     $     .30    $     .43
                                                        ========     ========
 Weighted average shares outstanding - diluted....          92.8         97.0
                                                        ========     ========
 Net income per common share - diluted ...........     $     .30    $     .42
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions except per share amounts) (Unaudited)
 -----------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------

 Revenues.........................................     $   657.3    $   652.1
                                                        --------     --------
 Operating expenses:
   Cost of services ..............................         315.5        295.0
   Selling and marketing .........................          66.1         65.6
   General and administrative ....................          57.8         46.6
   Health care benefits ..........................          19.9         14.0
   Merger-related expenses .......................           1.3           --
   Depreciation and amortization .................          57.7         46.3
                                                        --------     --------
                                                           518.3        467.5
                                                        --------     --------

 Income from operations...........................         139.0        184.6

 Nonoperating expense (income):
   Interest expense ..............................           5.1          3.9
   Interest income ...............................          (4.3)        (4.3)
                                                        --------     --------
 Income before income taxes.......................         138.2        185.0
 Income taxes.....................................         (51.7)       (70.3)
                                                        --------     --------
 Net income.......................................     $    86.5    $   114.7
                                                        ========     ========

 Weighted average shares outstanding - basic                91.5         95.7
                                                        ========     ========
 Net income per common share - basic..............     $     .94    $    1.20
                                                        ========     ========
 Weighted average shares outstanding - diluted....          92.9         98.2
                                                        ========     ========
 Net income per common share - diluted ...........     $     .93    $    1.17
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------
 Net income.......................................     $    27.6    $    40.7
                                                        --------     --------
 Unrealized gains (losses) on securities,
   before tax.....................................           1.5         (0.7)
 Unrealized gains on limited partnership
   derivatives....................................           3.1           --
                                                        --------     --------
 Other comprehensive income (loss), before tax....           4.6         (0.7)
 Income tax (expense) benefit related to items
   of other comprehensive income..................          (1.7)         0.2
                                                        --------     --------
 Other comprehensive income (loss)................           2.9         (0.5)
                                                        --------     --------
 Comprehensive income.............................     $    30.5    $    40.2
                                                        ========     ========


                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------



 Net income.......................................     $    86.5    $   114.7
                                                        --------     --------
 Unrealized gains (losses) on securities,
   before tax.....................................          (0.4)         0.3

 Unrealized gains on limited partnership
   derivatives....................................           2.7           --
                                                        --------     --------
 Other comprehensive income, before tax...........           2.3          0.3
 Income tax expense related to items of other
   comprehensive income...........................          (0.9)        (0.2)
                                                        --------     --------
 Other comprehensive income.......................           1.4          0.1
                                                        --------     --------
 Comprehensive income.............................     $    87.9    $   114.8
                                                        ========     ========

 See Notes to Consolidated Financial Statements

 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------
 Cash flows from operating activities:
   Net Income ....................................     $    86.5    $   114.7
                                                        --------     --------
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization ...............          57.7         46.3
     Change in allowance for uncollectible
       receivables ...............................          (3.8)        (1.5)
     Provision for deferred income taxes .........           4.5           --
     Tax benefits from stock options exercised....           2.0          8.0
     Income from limited partnership .............          (2.5)        (2.1)
     Other, net ..................................           0.2          0.2

   Changes in Assets and Liabilities (net of
   effects of acquired businesses):
     Accounts receivable .........................           3.0        (16.8)
     Other current assets ........................          (9.9)        (7.5)
     Reinsurance recoverable .....................           0.1          1.4
     Accounts payable and accrued expenses........          (0.1)         5.0
     Claims reserves .............................          (0.5)         0.2
     Income taxes payable ........................          17.3         13.9
     Noncurrent assets and liabilities ...........          (0.7)        (1.2)
                                                        --------     --------
   Net cash provided by operating activities .....         153.8        160.6
                                                        --------     --------
 Cash flows from investing activities:
   Purchases of investments ......................         (29.2)       (37.1)
   Sales of investments ..........................          29.5         34.4
   Acquisition of business, net of cash acquired..          (7.2)        (3.0)
   Purchase of property and equipment ............         (62.0)       (56.0)
                                                        --------     --------
   Net cash used in investing activities..........         (68.9)       (61.7)
                                                        --------     --------
 Cash flows from financing activities:
   Purchase of treasury stock ....................            --       (149.8)
   Proceeds from issuance of long-term debt.......          50.0        145.0
   Repayment of long-term debt ...................        (125.0)      (110.0)
   Proceeds from issuance of common stock.........           9.8         19.7
   Stock option loan repayments ..................            --          0.3
                                                        --------     --------
   Net cash used in financing activities..........         (65.2)       (94.8)
                                                        --------     --------
 Net increase in cash and cash equivalents........          19.7          4.1

 Cash and cash equivalents, beginning of period...           8.0         20.9
                                                        --------     --------
 Cash and cash equivalents, end of period ........     $    27.7    $    25.0
                                                        ========     ========


 First Health Group Corp. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions) (Unaudited)
 -----------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                          2004         2003
                                                        --------     --------

 Supplemental cash flow data:

 Stock options exercised in exchange
   for common stock...............................     $      --    $     0.5
 Health care benefits paid........................         (22.1)       (12.4)
 Interest paid....................................          (5.0)        (3.5)
 Interest income received.........................           2.0          2.2
 Income taxes paid, net...........................         (27.9)       (48.3)

 Acquisition of businesses:
   Fair value of assets acquired,
     net of cash acquired.........................     $     3.1   $     (0.5)
   Goodwill ......................................           4.5          3.8
   Intangible Assets .............................           2.5           --
   Fair value of liabilities assumed .............          (2.9)        (0.3)
                                                        --------     --------
                                                       $     7.2    $     3.0
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

 2. On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. ("Employer Services"), from Health Net, Inc. for approximately $79 million. Health Net Employer Services, Inc. has been renamed First Health Employer Services, Inc. The acquisition was financed with borrowings under the Company's credit facility. The allocation of the purchase price is expected to be completed in the fourth quarter of 2004.

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
                                                           ======

     On October 31, 2003, the Company completed the acquisition of PPO Oklahoma for an initial purchase price of approximately $10 million, subject to certain purchase price considerations. The acquisition was financed with borrowings under the Company's credit facility. The Company paid an additional $1 million in the third quarter of 2004 based on those purchase price considerations and increased goodwill. Additional purchase price may be recorded in the fourth quarter of 2004 when the contingent purchase provisions are resolved.

      Purchase price has been allocated, on a preliminary basis, as follows (in millions):

      Fair value of tangible assets acquired              $   0.6
      Goodwill                                                7.6
      Intangible assets                                       3.7
      Liabilities assumed                                    (0.2)
      Liability for restructuring and integration costs      (0.3)
                                                           ------
                                                          $  11.4
                                                           ======

     On April 7, 2004, the Company completed the acquisition of COMP Medical for a purchase price of approximately $6 million, subject to certain purchase price considerations depending on future performance. COMP Medical has been renamed First Health Priority Services, Inc. ("FHPS"). The acquisition was funded with cash from operating activities. Additional goodwill may be recognized as the annual contingent purchase provisions are resolved.

      Purchase price has been allocated, on a preliminary basis, as follows (in millions):

      Fair value of tangible assets acquired              $   3.2
      Goodwill                                                3.5
      Intangible assets                                       2.5
      Liabilities assumed                                    (2.8)
      Liability for restructuring and integration costs      (0.1)
                                                           ------
                                                          $   6.3
                                                           ======
 3.  Acquired Intangible Assets

                                        As of                   As of
                                 September 30, 2004       December 31, 2003
                                ---------------------  -----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
        (in millions)           Amount   Amortization   Amount   Amortization
        -------------           ------   ------------   ------   ------------
    Amortized intangible
      assets:
    Customer contracts          $ 80.7      $ 13.6      $ 78.2      $  8.3
      and relationships
    Provider Contracts            13.7         1.6        13.7         1.0
                                 -----       -----       -----       -----
      Total                     $ 94.4      $ 15.2      $ 91.9      $  9.3
                                 =====       =====       =====       =====

     Customer  contracts  and relationships  represent  added  value  to  the
     Company's business for existing long-term contracts and long-term business relationships. Provider contracts represent additions to the First Health[R] Network that the Company has acquired. The aggregate amortization expense recorded during the nine months ended September 30, 2004 and 2003, respectively, was $5.9 million and $3.1 million. The estimated amortization expense for each of the years ending December 31, 2004 through 2007 is approximately $7.4 million. The estimated amortization expense for the year ending December 31, 2008 is approximately $6.9 million.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 are as follows:

                  (in millions)             2004          2003
                                           ------        ------
              Balance, January 1          $ 324.3       $ 279.4
              Goodwill acquired               3.5          50.0
              Other changes                   1.0          (5.1)
                                           ------        ------
              Ending balance              $ 328.8       $ 324.3
                                           ======        ======

     The goodwill acquired in 2004 represents the goodwill from the FHPS acquisition. The other goodwill adjustments in 2004 represent payments for purchase price consideration related to the acquisition of PPO Oklahoma. The goodwill acquired in 2003 represents goodwill from the Employer Services and PPO Oklahoma acquisitions. The other goodwill adjustments in 2003 represented finalization of the allocation of the purchase price related to prior acquisitions.

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

                                        Three Months Ended  Nine Months Ended
     (in millions except EPS)             September 30,       September 30,
     ------------------------             --------------      --------------
                                          2004      2003      2004      2003
                                         ------    ------    ------    ------
     Net income, as reported            $  27.6   $  40.7   $  86.5   $ 114.7

     Add: Stock-based employee
     compensation expense included
     in reported net income, net
     of related tax effects                 0.1       0.1       0.1       0.1

     Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                           (2.6)     (3.1)     (8.6)    (10.3)
                                         ------    ------    ------    ------
     Pro forma net income               $  25.1   $  37.7   $  78.0   $ 104.5
                                         ======    ======    ======    ======
     Earnings per share:
       Basic, as reported               $   .30   $   .43   $   .94   $  1.20
       Basic, pro forma                 $   .27   $   .40   $   .85   $  1.09

       Diluted, as reported             $   .30   $   .42   $   .93   $  1.17
       Diluted, pro forma               $   .27   $   .39   $   .84   $  1.06


 5. Accounts receivable valuation allowances for client-specific items were $39.4 million and $36.5 million as of September 30, 2004 and December 31, 2003, respectively. These valuation allowances for matters such as performance guarantees and claim, eligibility and data adjustments, are netted against the gross accounts receivable balance in the consolidated balance sheets. The Company's largest client, Mail Handlers Benefit Plan ("MHBP" or the "Plan"), generated revenue of approximately $51.3 million and $152.9 million (23% of total revenue) during the three and nine months ended September 30, 2004, respectively, compared to $63.2 million and $169.3 million in revenues (29% and 26% of total revenues, respectively) during the comparable periods of 2003. As previously reported, the Company recorded $8 million of revenue in third quarter of 2003 related to the internal reconciliation of 2002 MHBP claims and the Company recorded $3 million of revenue in the second quarter of 2004 related to the internal reconciliation of 2003 MHBP claims.

 6. Allowances for doubtful accounts were $17.5 million and $21.1 million as of September 30, 2004 and December 31, 2003, respectively. The allowances for doubtful accounts are established based on historical experience and current economic circumstances and are adjusted monthly based upon updated information.

 7. The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized loss in market value of $0.3 million, net of deferred income taxes, for the nine month period ended September 30, 2004. The accumulated net unrealized loss as of September 30, 2004, included as a component of stockholders' equity, was $0.2 million, net of deferred income taxes. The Company has eight separate investments in a limited liability company that invests in equipment that is leased to third parties. The total investment as of September 30, 2004 and December 31, 2003 was $62.6 million and $59.0 million, respectively, and is accounted for using the equity method. The Company's proportionate share of the partnership's income was $2.5 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively, and is included in interest income. The total investment recorded at September 30, 2004 and December 31, 2003 is net of an unrealized loss on interest rate swaps of $0.5 million (net of $0.2 million in related taxes) and $2.2 million (net of $1.3 million in related taxes), respectively, which is recorded in accumulated other comprehensive income. A member of the Company's Board of Directors is associated with a group that owns approximately 90% of this partnership. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership). The partnership had $1.3 billion in total assets as of September 30, 2004.

 8. In 2003 the Company's Board of Directors approved the repurchase of up to 5 million shares of the Company's outstanding common stock. The Board had previously approved the repurchase of up to 10 million shares of common stock. Purchases may be made from time to time, depending on market conditions and other relevant factors. The Company did not repurchase any shares during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company repurchased  6.2  million  shares  (1.0  million  shares  in  the  third quarter) on the open market for approximately $153.3 million ($27.8 million in the third quarter). The actual cash paid of $149.8 million excludes $3.4 million for trades dated in September that were settled in the first 3 days of October. As of September 30, 2004, approximately
     6.1 million shares remain available for repurchase under the Company's current repurchase authorization. The Company has agreed that it will not repurchase any common stock prior to the closing of its proposed Merger (See Note 13).

 9. Weighted average shares outstanding for the diluted earnings per share calculation increased by 1.0 million and 1.4 million and by 2.3 million and 2.5 million for the three and nine months ended September 30, 2004 and 2003, respectively, due to the effect of stock options outstanding. Diluted net income per share was the same as basic net income per share for the three months ended September 30, 2004. Diluted net income per share was $.01 less than basic net income per share for the three months ended September 30, 2003, due to the effect of stock options outstanding. Diluted net income per share was $.01 less than basic net income per share for the nine months ended September 30, 2004 and $.03 less than basic net income per share for the nine months ended September 30, 2003, due to the effect of stock options outstanding.

 10. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees for a total cost of $1.4 million in termination benefits. The plan was completed in the third quarter of 2004. Substantially all of the termination costs were incurred in the first quarter of 2004. This termination plan was solely for the Commercial segment of the Company.

 11. A purported class action lawsuit was filed on October 20, 2004 against Coventry Health Care, Inc. ("Coventry"), the Company and the Company's Board of Directors in the Circuit Court of Cook County, Illinois following the announcement that the Company had entered into the Merger Agreement with Coventry (See Note 13). The plaintiff in this litigation alleges, among other things, that the Company and its Board of Directors breached their fiduciary duties by entering into the Merger Agreement with Coventry and seeks to represent a class consisting of all of the Company's stockholders who were allegedly harmed by such action. The plaintiff seeks to enjoin the consummation of the Merger Agreement, the imposition of a constructive trust in favor of the plaintiff, and an award of attorneys' and experts' fees. The Company believes the plaintiff's allegations are without merit and intends to vigorously defend this litigation.

     The Company and its subsidiaries are also subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company's financial position, results of operations or cash flows.

     The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of September 30, 2004, the Plan has approximately $378 million in reserves to cover Plan expenses, which may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. The Plan had approximately $346 million in such reserves as of December 31, 2003. There are no known Plan deficits as of September 30, 2004.

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

     Summarized segment financial information for the three and nine months ended September 30 is as follows:

                                      Three months ended September 30,
                                      --------------------------------
                                   2004                               2003
                     --------------------------------   --------------------------------
                                 Public                             Public
     (in millions)   Commercial  Sector  Consolidated   Commercial  Sector  Consolidated
     -------------   ----------  ------  ------------   ----------  ------  ------------
     Revenue           $173.4    $ 45.0    $  218.4        $177.0   $ 42.7      $219.7
     Net income          25.8       1.8        27.6          39.4      1.3        40.7
     Total assets      $974.4    $ 47.7    $1,022.1        $847.6   $ 39.8      $887.4


                                       Nine months ended September 30,
                                       -------------------------------
                                   2004                               2003
                     --------------------------------   --------------------------------
                                 Public                             Public
     (in millions)   Commercial  Sector  Consolidated   Commercial  Sector  Consolidated
     -------------   ----------  ------  ------------   ----------  ------  ------------
     Revenue           $530.4    $126.9    $  657.3       $525.6    $126.5      $652.1
     Net income          84.1       2.4        86.5        110.1       4.6       114.7
     Total assets      $974.4    $ 47.7    $1,022.1       $847.6    $ 39.8      $887.4


     Included in the Commercial  segment for the three and nine  months ended
     September 30, 2004, is $0.8 million, net of related taxes, of expenses related to the Company's proposed merger (see Note 13).

 13. On October 14, 2004, the Company announced that it had entered into an Agreement and Plan of Merger, dated October 13, 2004 (the "Merger Agreement"), with Coventry pursuant to which the Company will merge with and into a wholly owned subsidiary of Coventry (the "Merger").

     Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Company common stock will be converted (except for shares held in the treasury of the Company or owned by a stockholder who properly demands appraisal rights) into and represent the right to receive 0.1791 shares of Coventry common stock and $9.375 in cash. The Merger Agreement has been approved by the Company's Board of Directors and the Merger is expected to close in the first quarter of 2005, subject to the approval of the Company stockholders, regulatory approvals and other customary conditions.

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

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the effect of the Merger Agreement with Coventry (defined below); general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company's business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control health care benefit expenses, or if the Company does not successfully integrate its recent acquisitions; then the Company may not achieve its anticipated 2004 financial results.

 Significant Developments
 ------------------------

    Overview
    --------
   The following information concerning significant business developments is important to understanding the comparability of the 2004 and 2003 financial results.

 Merger Agreement
 ----------------
   On October 14, 2004, the Company announced that it had entered into an Agreement and plan of Merger, dated October 13, 2004 (the "Merger Agreement"), with Coventry Health Care, Inc. ("Coventry"), pursuant to which the Company will merge with and into a wholly owned subsidiary of Coventry (the "Merger").

   Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Company common stock will be converted (except for shares held in the treasury of the Company or owned by a stockholder who properly demands appraisal rights) into and represent the right to receive
 0.1791 shares of Coventry common stock and $9.375 in cash. The Merger Agreement has been approved by the Company's Board of Directors and the Merger is expected to close in the first quarter of 2005, subject to the approval of the Company stockholders, regulatory approvals and other customary conditions.

   In conjunction with this Merger, the Company recorded $0.8 million in merger-related expenses, net of related taxes, during the quarter ended September 30, 2004. These expenses reduced earnings per share for the three and nine months ended September 30, 2004 by approximately $.01.

   The Merger is subject to approval by the Company's stockholders, but there is no assurance that the Merger will be successfully completed. In the event that the Merger is not successfully completed, the Company may be subject to a number of material risks, including the following:

           * failure to complete the Merger may seriously harm investors' and analysts' perception of our underlying business and prospects which could seriously harm our stock price;
           * the Company may be required to pay Coventry a termination fee of up to $59.7 million if the Merger Agreement is terminated under specified circumstances;
           * the price of the Company common stock may decline to the extent that the current market price for the common stock reflects a market assumption that the proposed Merger will be completed;
           * costs related to the proposed Merger, such as legal, accounting, financial advisory and financial printing fees must be paid by the Company, even if the Merger is not completed; and
           *  the Merger has diverted management attention and resources

   In addition, in the event that the Merger is not completed and the Board of Directors of the Company determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the proposed merger with Coventry.

    Mail Handlers Benefit Plan
    --------------------------
   The Mail Handlers Benefit Plan ("MHBP" or the "Plan") is part of the Company's Federal Employee Health Benefit Plan ("FEHBP") sector and the Company's largest customer. Revenue was $51.3 million and $152.9 million (approximately 23 % of total Company revenue) during the three and nine months ended September 30, 2004, respectively, as compared to $63.2 million and $169.3 million during the comparable periods of 2003 (29% and 26% of total revenue, respectively). Adjustments to revenue are recorded on a client specific and aggregated basis based on empirical data in each period and may be subject to further adjustments in subsequent periods. The Company previously disclosed that second quarter 2004 revenue includes $3 million related to its internal claims reconciliation process for 2003 claims and 2003 revenue in the third quarter includes $8 million related to the reconciliation of 2002 MHBP claims.

   The adjustments resulted primarily from factors that the Company has historically used in its internal claims reconciliation process. The internal reconciliation process involves reconciling fees and savings associated with each medical claim, the eligibility of each Plan member, the allowability of each claim in relation to the Plan definition and the coordination of benefits with other insurers. In addition, the MHBP may include an audit performed by a governmental agency within each five year period after a fiscal year end. This retrospective review of claims data may result in changes to previous estimates made for eligibility, coordination of benefits and other Plan provisions. See the "Critical Accounting Policies" section for a further description of revenue adjustments.

   The provisions of the contract with the Plan's sponsor, the National Postal Mail Handlers Union, require that the Company fund any deficits in the Plan after the Plan's reserves have been fully utilized. As of September 30, 2004, the Plan has approximately $378 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. The Plan had approximately $358 million and $346 million in such reserves as of September 30, 2003 and December 31, 2003, respectively. There are no known Plan deficits as of September 30, 2004.

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

   On October 31, 2003, the Company also completed the acquisition of PPO Oklahoma for a purchase price of approximately $10 million, subject to certain purchase price considerations. The Company paid an additional $1 million in the third quarter of 2004 as part of the purchase price considerations and increased goodwill. PPO Oklahoma operates almost exclusively in the state of Oklahoma. The acquisition was financed with borrowings under the Company's credit facility.

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

    Termination Plan
    ----------------
   During the quarter ended March 31, 2004, the Company initiated a plan to terminate approximately 200 employees at an estimated cost of $1.4 million in termination benefits. The Company recorded and paid substantially all of these costs during the first quarter of 2004.

 Results of Operations
 ---------------------
   The Company's revenues consist primarily of fees for cost management services provided on a predetermined contractual basis or on a percentage-of-savings basis. Revenues also include insurance premium revenue from the Company's insurance company operations.

   The following table sets forth information with respect to the sources of the Company's revenues for the three and nine months ended September 30, 2004 and 2003, respectively:

   Sources of Revenue
                                              ($ in millions)
                                      Three Months Ended September 30,
                                      --------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          PPO plus Administration
            Services                  $  80.3    37%   $  97.1    44%
          PPO                            32.1    15       36.4    17
          Premiums                        9.7     4        4.4     2
                                       ------   ----    ------   ----
           Total Group Health           122.1    56      137.9    63
                                       ------   ----    ------   ----
        Workers' Compensation:
          PPO plus Administration
            Services                     32.1    15       23.1    11
          PPO                            19.2     8       16.0     7
                                       ------   ----    ------   ----
           Total Workers' Compensation   51.3    23       39.1    18
                                       ------   ----    ------   ----
      Total Commercial Revenue          173.4    79      177.0    81
                                       ------   ----    ------   ----
      Public Sector Revenue              45.0    21       42.7    19
                                       ------   ----    ------   ----
      Total Revenue                   $ 218.4   100%   $ 219.7   100%
                                       ======   ====    ======   ====

                                               ($ in millions)
                                       Nine Months Ended September 30,
                                      --------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
        Group Health:
          PPO plus Administration
            Services                  $ 244.5    37%   $ 277.1    43%
          PPO                            99.9    15      116.2    18
          Premiums                       28.2     5       12.8     2
                                       ------   ----    ------   ----
           Total Group Health           372.6    57      406.1    63
                                       ------   ----    ------   ----
        Workers' Compensation:
          PPO plus Administration
            Services                     95.9    15       73.3    11
          PPO                            61.9     9       46.2     7
                                       ------   ----    ------   ----
           Total Workers' Compensation  157.8    24      119.5    18
                                       ------   ----    ------   ----
      Total Commercial Revenue          530.4    81      525.6    81
                                       ------   ----    ------   ----
      Public Sector Revenue             126.9    19      126.5    19
                                       ------   ----    ------   ----
      Total Revenue                   $ 657.3   100%   $ 652.1   100%
                                       ======   ====    ======   ====

   Supplemental Revenue Information

      The following table sets forth supplemental information by revenue sector:

                                              ($ in millions)
                                      Three Months Ended September 30,
                                      --------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
      Group Health:
       FEHBP                          $  58.0    27%   $  71.9    33%
       Corporate                         39.4    18       47.8    22
       Insurers/TPA                      24.7    11       18.2     8
                                       ------   ----    ------   ----
         Total Group Health             122.1    56      137.9    63
                                       ------   ----    ------   ----
      Workers' Compensation              51.3    23       39.1    18
                                       ------   ----    ------   ----
      Total Commercial                  173.4    79      177.0    81
                                       ------   ----    ------   ----
      Public Sector                      45.0    21       42.7    19
                                       ------   ----    ------   ----
      Total Revenue                   $ 218.4   100%   $ 219.7   100%
                                       ======   ====    ======   ====

                                               ($ in millions)
                                       Nine Months Ended September 30,
                                      --------------------------------
                                        2004      %      2003      %
                                       ------   ----    ------   ----
      Commercial Revenue:
      Group Health:
       FEHBP                          $ 173.9    27%   $ 193.7    30%
       Corporate                        123.8    19      150.9    23
       Insurers/TPA                      74.9    11       61.5    10
                                       ------   ----    ------   ----
         Total Group Health             372.6    57      406.1    63
                                       ------   ----    ------   ----
      Workers' Compensation             157.8    24      119.5    18
                                       ------   ----    ------   ----
      Total Commercial                  530.4    81      525.6    81
                                       ------   ----    ------   ----
      Public Sector                     126.9    19      126.5    19
                                       ------   ----    ------   ----
      Total Revenue                   $ 657.3   100%   $ 652.1   100%
                                       ======   ====    ======   ====

   This supplemental revenue data provides information about the mix of clients within the Company's revenue sectors. In addition to the supplemental information above, the Company has generated approximately 38 % and 39% of total Company revenues on a percentage-of-savings basis for the three and nine months ended September 30, 2004, respectively, compared to 41% and 40% for the comparable periods of 2003.

   Total revenue for the three and nine months ended September 30, 2004 decreased $1.4 million (0.6%) and increased $5.1 million (0.8%) from the comparable periods of 2003. The components of the Company's quarterly revenue are as follows:

   Group Health revenue of $122.1 million and $372.6 million for the three and nine months ended September 30, 2004 decreased $15.9 million (11.5%) and $33.6 million (8.3%) from the comparable periods of 2003. Group Health revenue represents revenue from the corporate, FEHBP, small group carrier and third party administrator payors. Group Health PPO plus Administration Services revenue for the three and nine months ended September 30, 2004 decreased $16.8 million (17.3%) and $32.6 million (11.8%) from the comparable periods of 2003 due in part to increased price competition, less new business and higher client attrition than expected. Group Health PPO revenue for the three and nine months ended September 30, 2004 decreased $4.3 million (11.9%) and $16.3 million (14.1%) from the comparable periods of 2003 due primarily to clients taking advantage of a wider array of the Company's services (which is reported under PPO plus Administration Services). Premium revenue for the three and nine months ended September 30, 2004 increased $5.3 million (119.3%) and $15.4 million (120.8%) from the comparable periods of 2003 as a result of new client activity, particularly due to the New England Financial ("NEF") block of small group, multi-sited business the Company assumed in the fourth quarter of 2003. The Company ceded 80% of the premiums and related policy benefits to a highly-rated insurance carrier.

   Group Health revenue is further broken down into the FEHBP, Corporate and Insurers/TPA sectors. FEHBP sector revenue for the three and nine months ended September 30, 2004 decreased $13.9 million (19.4%) and $19.8 million (10.2%) from the comparable periods of 2003. This decrease is due primarily to the MHBP which experienced an approximate 10% decrease in enrollment, lower participant utilization and a change in the mix of plan options. The Company previously disclosed it had recorded $8 million of revenue in the third quarter of 2003 as part of its retrospective review of claims data related to 2002 MHBP business. The Company also previously disclosed it had recorded $3 million of revenue in the second quarter of 2004 as part of its retrospective review of claims data related to 2003 MHBP business. FEHBP sector revenue increased $0.8 million (1.4%) from the second quarter of 2004 due primarily to billable open season activity for MHBP. Corporate sector revenue for the three and nine months ended September 30, 2004 decreased $8.4 million (17.7%) and $27.2 million (18.0%) from the comparable periods of 2003. This decrease is due to client attrition, less new business than anticipated and increased price competition in the sector. Corporate sector revenue decreased $1.0 million (2.5%) from the second quarter of 2004 due primarily to price competition. Insurers/TPA sector revenue for the three and nine months ended September 30, 2004 increased $6.5 million (35.7%) and $13.4 million (21.8%) from the comparable periods of 2003 due primarily to new business with insurers, principally the NEF business discussed earlier. Insurers/TPA sector revenue was comparable to the second quarter of 2004.

   Workers' Compensation revenue of $51.3 million and $157.8 million for the three and nine months ended September 30, 2004 increased $12.2 million (31.2%) and $38.3 million (32.0%) from the comparable periods of 2003. This increase is due to $12.5 million and $43.5 million in revenues earned as a result of the Employer Services and FHPS acquisitions for the three and nine months ended September 30, 2004, respectively. Workers' Compensation revenue decreased $4.2 million (7.5%) from the second quarter of 2004 due primarily to less new business and revenue delays as several large workers' compensation clients made changes to their processes and systems related to recent regulatory reforms in California.

   Public Sector revenue of $45.0 million and $126.9 million for the three and nine months ended September 30, 2004 increased $2.3 million (5.3%) and $0.4 million (0.3%) from the comparable periods of 2003. Public Sector revenue represents fees associated with pharmacy benefit management, fiscal agent services and health care management from clients within the public sector. This increase in revenue is due primarily to new pharmacy contracts. Public Sector revenue in the third quarter of 2003 had been favorably impacted by $9.0 million of non-recurring implementations (for HIPAA support and other systems implementations) compared to $0.3 million of such revenue in the third quarter of 2004. Absent the non-recurring business, the 2004 quarterly revenue would have increased $11.0 million or 32.7% from the comparable quarter of 2003. Public Sector revenue increased $2.3 million (5.5%) from the second quarter of 2004 due to new pharmacy contracts.

   Cost of services increased $5.6 million (5.6%) and $20.6 million (7.0%) for the three and nine months ended September 30, 2004 from the comparable periods in 2003 due primarily to costs associated with the Employer Services, PPO Oklahoma and FHPS acquisitions partially offset by savings associated with improved efficiency and staff reductions. Cost of services decreased $0.7 million (0.6%) from the second quarter of 2004 consistent with the Company's cost savings initiatives. Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, utilization management programs, fee schedule and other cost management and administrative services offered by the Company. To a lesser extent, cost of services includes telephone expenses, facility expenses and information processing costs. As a percentage of revenue, cost of services increased to 47.7% and 48.0% for the three and nine months ended September 30, 2004, respectively, from 44.9% and 45.2% in the comparable periods of 2003, and increased slightly from 47.5% in the second quarter of 2004. The increase as a percentage of revenue from each comparable period in 2003 is due primarily to the costs associated with the various acquisitions as well as a trend toward providing more administrative services that are more cost-intensive. The increase from the second quarter of 2004 is due primarily to expenses related to open enrollment as well as lower workers' compensation revenues previously discussed.

   Selling and marketing costs for the three and nine months ended September 30, 2004 increased $1.1 million (4.9%) and $0.5 million (0.7%) from the comparable periods in 2003 primarily due to costs associated with the Company's MHBP enrollment campaign. Selling and marketing costs increased $3.5 million (17.0%) from the second quarter of 2004 also due primarily to costs associated with the MBHP enrollment campaign. The majority of the 2004 enrollment costs were incurred in the third quarter of 2004 while the 2003 expenses were incurred more ratably over the year.

   General and administrative costs for the three and nine months ended September 30, 2004 increased $3.0 million (18.6%) and $11.1 million (23.9%) from the comparable periods in 2003 due primarily to increases in professional liability insurance and other professional fees associated with cost savings initiatives incurred in the first half of 2004. General and administrative costs decreased slightly from the second quarter of 2004 due primarily to less 401K expenses due to forfeitures.

   Health care benefits represent medical losses incurred by insureds of the Company's insurance entities. Health care benefits increased $1.8 million (41.0%) and $5.9 million (41.8%) for the three and nine months ended September 30, 2004 from the comparable periods of 2003. This increase was due primarily to new business, particularly the NEF business discussed above. Health care benefits decreased $1.0 million (13.2%) from the second quarter of 2004 due primarily to improved experience in the Company's stop loss business. The loss ratio (health care benefits as a percent of premium revenue) was 65% and 71% for the three and nine months ended September 30, 2004 compared to 101% and 110% for the comparable periods of 2003. The decrease in the loss ratio from 2003 is due primarily to improved experience in the Company's stop loss business and the NEF small group business. Management reviews the book of business in detail on a monthly basis to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company's most profitable product.

   Depreciation and amortization expenses increased $4.1 million (26.2%) and $11.3 million (24.5%) for the three and nine months ended September 30, 2004 from the comparable periods in 2003 due primarily to increased software investments made over the course of the past few years, and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. Depreciation expense is expected to continue to grow primarily as a result of continuing investments the Company is making in its infrastructure.

   Income from operations of $43.5 million and $139.0 million for the three and nine months ended September 30, 2004 decreased $18.3 million (29.7%) and $45.6 million (24.7%) from the comparable periods of 2003. Income from operations decreased $5.6 million (11.4%) from the second quarter of 2004. These results include $1.3 million of pre-tax, merger-related expenses recorded in the quarter ended September 30, 2004. Operating margin (income from operations as a percentage of revenue) was 19.9% in the third quarter of 2004, 28.1% in the third quarter of 2003 and 22.2% in the second quarter of 2004. The decrease in income from operations and operating margins from 2003 is due to a change in the mix of revenue to lower-margin administrative services business as well as expenses the Company incurred in the first half of 2004 associated with cost savings initiatives. The decrease in income from operations and operating margins from the second quarter of 2004 is due primarily to the decrease in Workers' Compensation revenue.

   Interest income for the three and nine months ended September 30, 2004 is comparable to prior periods as the Company has repaid $75 million of debt rather than increasing its investments.

   Interest expense for the three and nine months ended September 30, 2004 increased $0.5 million (38.3%) and $1.3 million (32.9%) from the comparable periods in 2003. Interest expense has increased as the outstanding debt increased from $155 million at September 30, 2003 to $195 million at September 30, 2004 and the effective borrowing rate has risen. The effective marginal interest rate on September 30, 2004 was approximately 2.7% per annum.

   The Company's effective tax rate was 36% and 37.4% for the three and nine months ended September 30, 2004, respectively, compared to 34.5% and 38% for the same periods in 2003. The Company recorded $0.8 million in additional tax credits in the third quarter of 2004 that reduced its annual effective tax rate from 38%.

   Diluted net income per common share for the three and nine months ended September 30, 2004 decreased 28.6% to $.30 per share and 20.5% to $.93, respectively, per share from the comparable periods of 2003. The decrease in net income per common share was due primarily to the change in revenue mix and the expenses associated with cost savings initiatives discussed above. For the three and nine months ended September 30, 2004, diluted common shares outstanding decreased 4.4% and 5.4%, respectively, from the comparable periods of 2003.

 Segment Information
 -------------------
   The Company reports its financial results under two segments: the Commercial segment, where the Company provides its health benefit services to Commercial customers in the Group Health and Workers' Compensation markets, and the Public Sector segment, where the Company services are provided to customers within state and local governments. The Commercial Group Health market represents payors from the FEHBP, corporate and third party administrators/insurers sectors. Management believes this presentation reflects how the Company markets and sells its products and services. In the Commercial sector, the Company often bundles its products and services to offer a comprehensive health benefits solution, and it does not sell administrative services (claims administration, bill review, pharmacy benefit management, clinical management) on a stand-alone basis without PPO network services. In the Public Sector, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services. The Commercial sector includes the $1.3 million in pre-tax merger-related expenses recorded in the third quarter of 2004.

                              Three months ended          Nine months ended
                                September 30,                September 30,
        Commercial            -----------------           ------------------
     ($ in millions)           2004       2003             2004        2003
  ----------------------      ------     ------           ------      ------
 Revenues                    $ 173.4    $ 177.0          $ 530.4     $ 525.6
 Operating expenses            132.8      117.1            395.3       348.4
                              ------     ------           ------      ------
 Income from operations         40.6       59.9            135.1       177.2
                              ------     ------           ------      ------
    Operating margin            23.5%      33.9%            25.5%       33.7%

 Interest income                (1.4)      (1.6)            (4.3)       (4.3)
 Interest expense                1.6        1.2              5.1         3.9
                              ------     ------           ------      ------
 Income before income taxes     40.4       60.3            134.3       177.6
 Income taxes                  (14.6)     (20.9)           (50.2)      (67.5)
                              ------     ------           ------      ------
 Net income                  $  25.8    $  39.4          $  84.1     $ 110.1
                              ======     ======           ======      ======

 The decline in income from operations and net income for the Commercial segment is due to a number of factors including: increased price competition (particularly in the Corporate sector); new business in the lower margin third party administrator/insurance sector; lower PPO savings in the FEHBP sector; and the costs incurred associated with savings initiatives. The Commercial segment has also experienced less new business in its Workers' Compensation revenue, and some clients had system conversion problems inherent in their businesses, partially due to regulatory reforms in California.

                              Three months ended          Nine months ended
                                September 30,                September 30,
      Public Sector           -----------------           ------------------
     ($ in millions)           2004       2003             2004        2003
  ----------------------      ------     ------           ------      ------

 Revenues                    $  45.0    $  42.7          $ 126.9     $ 126.5
 Operating expenses             42.1       40.8            123.0       119.1
                              ------     ------           ------      ------
 Income from operations          2.9        1.9              3.9         7.4
                              ------     ------           ------      ------
   Operating margin              6.2%       4.3%             3.0%        5.8%

 Interest expense                 --         --               --          --
                              ------     ------           ------      ------
 Income before income taxes      2.9        1.9              3.9         7.4
 Income taxes                   (1.1)      (0.6)            (1.5)       (2.8)
                              ------     ------           ------      ------
 Net income                  $   1.8    $   1.3          $   2.4     $   4.6
                              ======     ======           ======      ======

 The decline in income from operations and net income in the Public Sector segment is due primarily to the decline in non-recurring HIPAA support and other systems implementations discussed earlier. The revenue and profitability is expected to increase going forward in 2004, as the pharmacy benefit management ("PBM") business grows and efficiency initiatives are put in place to help control costs. The Company has won 14 of its last 16 contract bids for PBM services within the Public Sector. PBM business is higher-margin business and now represents more than half of the Public Sector revenue.

 Liquidity and Capital Resources
 -------------------------------
   The Company had $38.2 million in working capital on September 30, 2004 compared with working capital of $24.1 million at December 31, 2003. Total cash and investments amounted to $163.8 million at September 30, 2004 compared to $139.7 million at December 31, 2003.

   Cash flow from operations for the nine months ended September 30, 2004 decreased $6.8 million from 2003 due to lower net income, partially offset by positive cash flow effects for the timing of collections of accounts receivable and the timing of payment of the Company's tax-related liabilities. Accounts receivable collection efforts in 2004 provided $3.0 million of cash in 2004 versus a use of $16.8 million of cash in 2003. Cash collected from the exercise of stock options has declined from prior years.

   The Company's most significant uses of cash continue to be for payment of operating expenses, income taxes and capital expenditures. Management currently expects that capital expenditures for 2004 will be approximately 8% of revenues or $75 million, slightly below the 10% average capital investment of the past several years.

   The Company's outstanding debt at September 30, 2004 decreased to $195 million from $270 million at December 31, 2003 as the Company used cash generated from operations to pay down debt.

 The following table summarizes the contractual obligations the Company has outstanding as of September 30, 2004:

  (in millions)                     Payments due by period
                                    ----------------------
                                      Less than    1-3       3-5     Over 5
  Contractual Obligations      Total    1 year    years     years    years
  -----------------------      -----    ------    -----     -----    -----
  Long-term debt              $195.0   $    --   $195.0    $    -   $    -
  Operating leases              52.0      14.3     20.6      12.8      4.3
  Purchase obligations           0.5       0.5        -         -        -
                               -----     -----    -----     -----    -----
  Total                       $247.5     $14.8   $215.6    $ 12.8   $  4.3
                               =====     =====    =====     =====    =====

   The purchase obligation is a commitment to a limited partnership investment. The Company has no capital lease obligations, off-balance sheet financing arrangements or other contractual obligations as of September 30, 2004. The long-term debt obligation excludes any related interest expense and fees.

   The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company's anticipated operations and expansion plans.

   In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantees, Including Indirect Guarantees of Indebtedness to Others", the Company is required to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company's judgment, appropriately allocate risk relative to the value of the customer. As of September 30, 2004 management believes that any liability under these indemnification provisions would not be material.

 2004 Outlook
 ------------
   The Company expects full year 2004 earnings to be in the range of $1.25 to $1.28 per share excluding the costs and expenses related to the proposed transaction with Coventry and professional fees for settlement of tax-related services previously negotiated on a contingent fee basis. The costs for these two issues are expected to aggregate to approximately $.10 per share in 2004. Additionally, this guidance excludes any amounts for the Merger Agreement's provision for settlement of the Company's outstanding stock options, which cannot be estimated at this time. The earnings guidance is reduced from prior quarters primarily due to less new business and revenue delays in the Workers' Compensation sector. Although the recent regulatory reforms in California have lead to delays in 2004 revenue, management believes these reforms will have a significant positive effect on revenue in 2005.

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

   Revenue recognition - Significant estimates used in recognizing revenue relate to performance guarantees, other client-specific claim, eligibility and other data adjustments. Adjustments to PPO savings, and, therefore, PPO revenues, occur due to client corrections of member eligibility data as originally submitted or due to certain clients' inability to resubmit claims adjustments to the Company's repricing system. In addition, the Company performs a claims reconciliation process which varies client-by-client and, in some cases, such as with the MHBP, is performed a number of months after year-end. The claims reconciliation process is affected by a number of items including: size of enrollment; volume of claims data; a client's technological infrastructure; structure of the benefit plan(s); and the specific terms of the client contract. MHBP is the Company's largest client and presents a complex combination of these items above which results in a lengthy reconciliation process. The Company records adjustments in the current accounting period; further adjustments may be made in future periods based on new information that becomes available in such future periods. In some cases, such as with the MHBP, the adjustment process is also subject to an external audit performed by a governmental agency. The use of such estimates and the claims reconciliation process enables the Company to report PPO fee revenue more accurately as information becomes available to support entitlement to fees, net of actual adjustments. Revenue adjustments are estimated on a client-specific and aggregated basis using actual, historical adjustment data. Valuation allowances recorded for such matters were $39.4 million at September 30, 2004 and $36.5 million at December 31, 2003. Total adjustments to revenue amounted to a reduction of less than 1% of total Company revenue for the nine months ended September 30, 2004 and an addition to revenues of less than 1% for the nine months ended September 30, 2003.

   Allowance for doubtful accounts - The Company provides reserves for uncollectible revenue due to client collectibility issues as an allowance for doubtful accounts. The primary reasons for nonpayment of these accounts receivable are client bankruptcy, insolvency or disputes over eligibility. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. Substantially all of the Public Sector revenue is received from state and local governments. The Company's experience with recovering receivables related to Public Sector revenue is impacted primarily by contract disputes, changes in administrative personnel and the timing of fiscal appropriations relative to the billing of our services. The reserving methodology for Public Sector receivables provides for a longer collection period compared to Commercial receivables. The Company evaluates the recoverability of Public Sector receivables based on the aging of receivables, with additional consideration given to clients with known fiscal appropriations issues. The allowance for doubtful accounts totaled $17.5 million at September 30, 2004 and $21.1 million at December 31, 2003.

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

 New Accounting Pronouncements
 -----------------------------
   In March 2004, the FASB Task Force reached a consensus on Issue No. 03-1 ("Issue 03-1"), "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired. In September 2004, the FASB voted to defer the effective date of certain paragraphs in Issue 03-1 pending the issuance of a final FASB position relating to guidance on implementation of Issue 03-01. The Company adopted the disclosure provisions of Issue 03-1 in 2003. The amount of any other-than-temporary impairment that may need to be recognized upon adoption of Issue 03-1 will be dependent on market conditions and management's intent and ability at the time of the impairment evaluation to hold the underwater investments until a forecasted recovery in fair value up to (or beyond) adjusted cost.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

      The Company's market risk exposure as of September 30, 2004 was consistent with the types of market risk and amount of exposure presented in its 2003 Annual Report on Form 10-K.


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

      As of September 30, 2004, the end of the quarter covered by this report, management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

      There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


 PART II

 Item 1.   Legal Proceedings
           -----------------
   A purported class action lawsuit was filed on October 20, 2004 against Coventry, the Company and the Company's Board of Directors in the Circuit Court of Cook County, Illinois following the announcement that the Company had entered into the Merger Agreement with Coventry. The plaintiff in this litigation alleges, among other things, that the Company and its Board of Directors breached their fiduciary duties by entering into the Merger Agreement with Coventry and seeks to represent a class consisting of all of the Company's stockholders who were allegedly harmed by such action. The plaintiff seeks to enjoin the consummation of the Merger Agreement, the imposition of a constructive trust in favor of the plaintiff, and an award of attorneys' and experts' fees. The Company believes the plaintiff's allegations are without merit and intends to vigorously defend this litigation.

   The Company and its subsidiaries are also subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company's financial position or results of operations.


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

   The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended September 30, 2004.


                                                 Total # of      Maximum # of
                                              shares purchased   shares that
                                                 as part of       may yet be
                      Total #      Average        publicly        purchased
                     of shares    price paid      announced       under the
      Period         purchased    per share       programs        programs
      ------         ---------    ---------       --------        ---------
 July 1 - July 31           --           --             --        6,109,841
 Aug 1 - Aug 31             --           --             --        6,109,841
 Sept 1 - Sept 30           --           --             --        6,109,841
                     ---------    ---------       --------        ---------
 Total                      --           --             --        6,109,841
                     =========    =========       ========        =========


 Item 5.   Other Information
           -----------------

   There has been no material change to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


 Item 6.   Exhibits
           --------
    (a) Exhibit  3   - Amendment to Restated Certificate of Incorporation
                       as Filed with the Securities and Exchange Commission on March 30, 1991.

    (b) Exhibit 10.1 - Change in control severance agreement by and between
                       Edward Wristen and the Company dated August 17, 2004.

    (c) Exhibit 10.2 - Change in control severance agreement by and between
                       Joseph Whitters and the Company dated August 16, 2004.

    (d) Exhibit 10.3 - Form of change in control severance agreement by and between the Company and the following executive officers: Alton L. Dickerson, Patrick Dills, Susan T. Smith and Susan Oberling dated August 16, 2004.

    (e) Exhibit 10.4 - Change in control severance agreement by and between
                       Thomas Mastri and the Company dated August 16, 2004.

    (f) Exhibit 11   - Computation of Basic Earnings Per Common Share and
                       Diluted Earnings Per Common Share

    (g) Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

    (h) Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule pursuant 13a - 14(a) and Rule 15d - 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

    (i) Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of the Sarbanes - Oxley Act of 2002.

    (j) Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of the Sarbanes - Oxley Act of 2002.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Health Group Corp.

      Dated: November 5, 2004       /s/Edward L. Wristen
                                    -------------------------------------
                                    Edward L. Wristen
                                    President and Chief Executive Officer


      Dated: November 5, 2004       /s/William R. McManaman
                                    -------------------------------------
                                    William R. McManaman
                                    Senior Vice President,
                                    Chief Financial Officer
                                    (Principal Financial Officer)