Form 10-K/A
period 2003-12-31
FIRST HEALTH GROUP CORP
filed 2004-12-23
CIK 812910

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to
Commission file number 0-15846

First Health Group Corp.
(Exact name of registrant as specified in its charter)

Delaware	36-3307583

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Highland Avenue Downers Grove, Illinois	60515

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 737-7900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was $2,015,723,325, calculated by reference to the closing price of $27.56 for the common stock on the Nasdaq National Market on that date. For purposes of the foregoing calculation only, all directors, executive officers and five-percent stockholders of the registrant have been deemed to be affiliates.

As of March 1, 2004 there were 91,130,434 shares of common stock issued and outstanding.

PART II
PART IV
SIGNATURES
INDEX TO EXHIBITS
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer

Explanatory Note

First Health Group Corp. is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) in order to amend Item 7 of its Annual Report on Form 10-K filed on March 12, 2004 (the “Annual Report”) (i) to enhance the disclosures contained in “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations to include the short and long-term claims reserves in the table of contractual obligations and (ii) to enhance the disclosures contained in “Critical Accounting Policies” under Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the development of insurance claims reserves. In connection with the amendment to Item 7, this Amendment also amends Item 15, Exhibit 31 and Exhibit 32 of the Annual Report.

This Amendment does not affect the financial statements and footnotes thereto in the Annual Report and does not affect any other disclosures in the Annual Report other than Item 7, Item 15, Exhibit 31 and Exhibit 32 of the Annual Report.

This Amendment and the Annual Report continue to speak as of the original date of the Annual Report and the Company has not updated the disclosure in the Annual Report or this Amendment to speak as of a later date.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company’s business; shifts in customer demands; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business. In addition, if the Company does not continue to successfully implement new contracts and programs and control health care benefit expenses; or if the Company does not successfully integrate the recently completed acquisitions of Health Net Employer Services and PPO Oklahoma (discussed below); then the Company may not achieve its anticipated 2004 financial results.

Significant Developments.

Overview The following information concerning significant business developments is important to understanding the comparability of the 2003, 2002 and 2001 financial results.

Mail Handlers Benefit Plan The Company assumed the responsibility for supporting the Mail Handlers Benefit Plan (the “Plan”), including claims administration for the Plan, effective July 1, 2002. Prior to that date, the Plan purchased only PPO services from the Company. Consequently, 2003 results include a full year of PPO plus Administration Service business for the Plan while 2002 results include six months of PPO service only and six months of PPO plus Administration Service business for the Plan. The Plan is the Company’s largest customer with revenues earned of approximately $236 million (27% of total Company revenue) during the year ended December 31, 2003 compared with $160 million in revenues earned during the year ended December 31, 2002 (21% of total revenue) and $75 million in revenues earned during the year ended December 31, 2001 (13% of total revenue).

Revenues from the Plan are recorded net of a reserve established by the Company for various contingencies associated with the potential disallowance of certain expenses charged to the Plan. In addition, the provisions of the contract with the Plan’s sponsor, the National Postal Mail Handlers Union (“Mail Handlers”), require that the Company fund any deficits in the Plan after the Plan’s reserves have been fully utilized. As of December 31, 2003, the Plan has approximately $346 million in reserves to cover Plan expenses that may exceed the premiums charged and collected from the Plan participants by the Plan sponsor. There are no known Plan deficits as of December 31, 2003.

Health Net Acquisition On October 31, 2003, the Company completed the acquisition of all of the outstanding shares of capital stock of Health Net Employer Services, Inc. (“Health Net”) from Health Net, Inc. for approximately $79 million. The purchase also included Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc. Health Net Employer Services, Inc. is a workers’ compensation managed care company based in Irvine, California. The acquisition was financed with borrowings under the Company’s credit facility.

PPO Oklahoma Acquisition On October 31, 2003, the Company completed the acquisition of PPO Oklahoma for a purchase price of $10 million, subject to certain purchase price considerations. PPO Oklahoma operates almost exclusively in the state of Oklahoma. The acquisition was financed with borrowings under the Company’s credit facility.

CCN Acquisition On August 16, 2001, the Company completed the acquisition of all of the outstanding shares of capital stock of CCN Managed Care, Inc. (“CCN”) and Preferred Works, Inc. (“PW” and together with CCN, the “CCN Companies”) from HCA — The Healthcare Company and VH Holdings, Inc. for a purchase price of approximately $198 million. The acquisition was financed from borrowings under the Company’s line of credit. The integration of the CCN operations was substantially completed by December 31, 2003.

HCVM Acquisition On May 1, 2002, the Company completed the acquisition of HealthCare Value Management (“HCVM”) for an initial purchase price of approximately $24 million plus $6.5 million paid in 2003 based on financial performance measures that HCVM met. The acquisition was financed from borrowings under the Company’s line of credit. The integration of the HCVM operations was substantially completed by December 31, 2002.

Consolidated Results of Operations. The following table presents the Company’s sources of revenues and percentages of those revenues represented by certain statement of operations items.

	Years Ended December 31,
Sources of revenue: ($ in thousands):	2001	%	2002	%	2003	%
Commercial Revenue: Group Health
PPO plus Admin Services	$131,205	22	$239,800	32	$375,664	42
PPO	200,497	34	210,846	28	153,511	17
Premiums	14,672	2	15,541	2	21,560	3

Total Group Health	346,374	58	466,187	62	550,735	62

Workers’ Compensation
PPO plus Admin Services	90,297	15	106,363	14	105,325	12
PPO	40,429	7	54,961	7	62,785	7

Total Workers’ Compensation	130,726	22	161,324	21	168,110	19

Total Commercial Revenue	477,100	80	627,511	83	718,845	81

Public Sector Revenue	116,008	20	132,455	17	172,081	19

Total Revenue	$593,108	100	$759,966	100	$890,926	100

	Years Ended December 31,
Percent of revenue:	2001	2002	2003
Expenses:
Cost of services	44%	44%	45%
Selling and marketing	10	10	11
General and administrative	7	7	8
Health care benefits	2	2	3
Depreciation and amortization	8	8	7
Interest income	(1)	(1)	(1)
Interest expense	1	1	1
Subtotal	71	71	72
Income before income taxes	29	29	28
Net income	17%	17%	17%

Revenues. The Company’s revenues consist primarily of fees for cost management services provided on a predetermined contractual basis or on a percentage-of-savings basis. Revenues also include premium revenue from the Company’s insurance company operations.

Effective January 1, 2003, the Company is reporting revenue in a new format which includes Group Health and Workers’ Compensation revenue (which together make up the Commercial Business) and Public Sector revenue. The Group Health business is further broken down into PPO Services, PPO plus Administration Services and Premium revenue. The Workers’ Compensation business is further broken down into PPO Services and PPO plus Administration Services. There is no premium revenue in the Workers’ Compensation business. PPO Services is where the Company provides its national PPO network to clients without any other services. PPO plus Administration Services is where the Company provides PPO in addition to other services such as claims administration, health plan administration, fee schedule, front end, first report of injury, pharmacy benefit management and/or disease management.

Total revenues increased $131.0 million (17%) from 2002 to 2003 and increased $166.9 million (28%) from 2001 to 2002. The increase in revenues from 2002 to 2003 is due primarily to a full year of revenue associated with the administration of the Plan compared to six months of Plan administration revenue in 2002. The increase in revenue from 2001 to 2002 was due primarily to six months of revenue from the administration of the Plan compared to PPO revenue only in 2001.

Group Health revenue increased $84.5 million (18%) from 2002 to 2003 and $119.8 million (35%) from 2001 to 2002. Group Health revenue represents revenue from the corporate, Federal Employees Health Benefits Programs, small group carrier and third party administrator payors. PPO plus Administration Services revenue increased $135.9 million (57%) from 2002 to 2003 and $108.6 million (83%) from 2001 to 2002. This increase is due to new-client activity ($11 million in 2003) and existing clients utilizing more services, principally Mail Handlers ($123 million of the increase in 2003). Group Health PPO services decreased $57.3 million (27%) from 2002 to 2003 as clients, especially Mail Handlers, are taking advantage of a wider array of the Company’s services. PPO services increased $10.3 million (5%) from 2001 to 2002 due primarily to new clients. Premium revenue increased $6.0 million (39%) from 2002 to 2003 and $0.9 million (6%) from 2001 to 2002 due to new-client activity.

Workers’ Compensation revenue increased $6.8 million (4%) from 2002 to 2003 due primarily to $11 million in revenues earned from the acquisition of Health Net, which offset the loss of some historic workers’ compensation clients that have exited various markets. Workers’ Compensation revenue increased $30.6 million (23%) from 2001 to 2002 due primarily to numerous new clients.

Public Sector revenue increased $39.6 million (30%) from 2002 to 2003 and $16.4 million (14%) from 2001 to 2002. Public Sector revenue represents fees associated with pharmacy benefit management, fiscal agent services and health care management from clients within the public sector. The $39.6 million increase from 2002 to 2003 is due primarily to new clients, such as the State of Nevada, one-time HIPAA support implementations and fees associated with pharmacy programs. The $16.4 million increase in Public Sector revenue from 2001 to 2002 was due primarily to new-client relationships.

Cost of Services. Cost of services increased $65.2 million (19%) from 2002 to 2003 due primarily to operating costs associated with the increased Public Sector revenue ($21 million of the increase), the inclusion of a full year of costs associated with the administration of the Plan in 2003 compared to six months in 2002 ($30 million of the increase) and $7 million in costs for Health Net. Cost of services increased $74.1 million (28%) from 2001 to 2002 due primarily to the inclusion of CCN costs ($20 million) and the costs associated with the administration of the Plan ($37 million). Cost of services consists primarily of salaries and related costs for personnel involved in claims administration, PPO administration, development and expansion, clinical management programs, fee schedule, information technology and other cost management and administrative services offered by the Company. To a lesser extent, it includes telephone expenses, facility expenses and information processing costs. Cost of services as a percent of revenue increased from 44% in 2001 and 2002 to 45% in 2003 as clients are utilizing more of the Company’s lower margin services.

Selling and Marketing. Selling and marketing expenses increased $15.1 million (19%) from 2002 to 2003 due primarily to costs associated with the administration of the Plan and to increased marketing efforts to increase the enrollment in the Plan. Selling and marketing expenses increased $19.5 million (33%) from 2001 to 2002 due primarily to increased expenditures for the Company’s national marketing campaign ($4 million) and to the addition of CCN costs ($6 million). As a percentage of revenues, selling and marketing expenses have remained between 10% and 11% from 2001 to 2003.

General and Administrative. General and administrative expenses increased $11.0 million (20%) from 2002 to 2003 due to the inclusion of a full year of costs associated with the administration of the Plan ($1 million) as well as increases in professional liability insurance ($3 million) and other professional fees ($2 million). General and administrative expenses increased $15.5 million (39%) from 2001 to 2002 due primarily to the inclusion of CCN costs ($3 million) and costs associated with the administration of the Plan ($9 million).

Health Care Benefits. Health care benefit expenses increased $6.0 million (39%) from 2002 to 2003 and $2.2 million (16%) from 2001 to 2002. These expenses represent medical losses incurred by insureds of the Company’s insurance entities. The medical loss ratio (health care benefits as a percent of premiums) was 91% for 2001, 99% for 2002 and 100% for 2003. The Company’s insurance business is small and volatile, so the loss ratio is somewhat unpredictable. Management continues to review the book of business in detail to minimize the loss ratio. Stop-loss insurance is related to the PPO and claims administration businesses and is used as a way to attract additional PPO business, which is the Company’s most profitable product.

Income from Operations. Income from operations was $246.0 million in 2003 compared to $219.4 million in 2002 and $173.3 million in 2001. The increase from 2001 to 2003 was due to the significant growth in the Company’s revenues. Operating margin (Income from Operations as a percent of revenue) was 28% in 2003, 29% in 2002 and 29% in 2001. The decline in the operating margin from 2002 to 2003 was due primarily to the significant growth in the lower margin Public Sector business and a change in the mix of services toward lower margin claims administration services.

Depreciation and Amortization. Depreciation and amortization expenses increased $7.0 million (12%) from 2002 to 2003 and $9.6 million (21%) from 2001 to 2002. These expenses increased from 2001 to 2003 principally as a result of the significant infrastructure investments made over the past several years and, to a lesser extent, amortization of intangible assets related to the various acquisitions the Company has made. As a percentage of revenues, these costs decreased from 8% in 2001 and 2002 to 7% in 2003. Depreciation expense will continue to grow primarily as a result of continuing investments the Company is making in its infrastructure. The increase was partially offset by the reduction in goodwill amortization of $5.0 million in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” (see Note 1 to the consolidated financial statements).

Interest Income. Interest income decreased $0.8 million (11%) from 2002 to 2003 and $0.1 million (2%) from 2001 to 2002. Interest income represented 1% of revenues in 2001, 2002 and 2003. Interest income has remained fairly constant as the Company has used much of its available cash to repay debt and repurchase its common stock.

Interest Expense. Interest expense increased $0.1 million (2%) from 2002 to 2003 due to the borrowings related to the Health Net and PPO Oklahoma acquisitions. Interest expense decreased $1.7 million (24%) from 2001 to 2002 due primarily to the debt repayment the Company has made with its available cash. Interest expense represents interest incurred on the Company’s revolving credit agreement. The floating interest rate incurred was between 2.5% and 7% from 2001 to 2003.

Income Taxes. Income taxes were provided at an effective rate of approximately 38% in 2003 compared to 40% in 2002 and 2001. The Company lowered its effective tax rate in 2003 due to changes in its cost of performance structure used for state tax calculation. The reduction was done in the third quarter, as the full state tax effect was determined with the filing of various state tax returns. The higher than statutory rate for the three years includes provisions for state income taxes and expenses that are not deductible for income tax purposes.

Segment Information. The Company is now reporting under two segments: the Commercial segment where the Company provides its health benefit services to Commercial customers in the Group Health and Workers’ Compensation markets and the Public Sector segment where the Company services are provided to customers within the public sector. Management believes this presentation better reflects how the Company markets and sells its products and services. In the Commercial sector, the Company often bundles its products and services to offer a comprehensive health benefits solution and it does not sell administrative services (claims administration, bill review, PBM, clinical management, etc.) on a stand-alone basis without PPO network services. In the Public Sector, the Company offers products and services more specialized to the needs of the individual customer as public sector health programs move toward more efficient utilization of health services.

Commercial

(in thousands except %)	2001	2002	2003
Revenues	$477,100	$627,511	$718,845
Operating expenses	304,175	410,130	482,615

Income from operations	172,925	217,381	236,230
Operating margin	36%	35%	33%
Interest income	(6,844)	(6,698)	(5,928)
Interest expense	7,138	5,417	5,560

Income before income taxes	172,631	218,662	236,598
Income taxes	(69,919)	(86,921)	(89,915)

Net income	$102,712	$131,741	$146,683

The increase in income from operations and net income for the Commercial segment from 2001 to 2003 is due to the significant growth in revenue combined with operating efficiencies achieved from the CCN acquisition. Operating margin, however, has declined from 36% in 2001 to 35% in 2002 to 33% in 2003. This decrease is due primarily to clients taking advantage of a full array of the Company’s services (rather than PPO services only), principally Mail Handlers. Depreciation and amortization expenses have increased significantly from 2001 to 2003 due to the continuing investments the Company is making in its infrastructure.

Public Sector

(in thousands except %)	2001	2002	2003
Revenues	$116,008	$132,455	$172,081
Operating expenses	115,644	130,431	162,296

Income from operations	364	2,024	9,785
Operating margin	0%	2%	6%
Interest expense	14	37	26

Income before income taxes	350	1,987	9,759
Income taxes	(142)	(790)	(3,708)

Net income	$208	$1,197	$6,051

The increase in income from operations and net income for the Public Sector segment from 2001 to 2003 is due to significant revenue growth, particularly in nonrecurring revenue items in 2003. Operating margin increased to 6% in 2003 from 2% in 2002 and 0% in 2001 as the Company has seen gradual improvement in the efficiency of its Public Sector business, particularly in its fiscal agent services.

Seasonality. The Company has historically experienced increases in salaries and related costs during its first and fourth calendar quarters in anticipation of an increase in the number of new participants in client-sponsored health care plans. Since group health care plans typically offer an open enrollment period for new participants during December or January of each year, the Company anticipates that its future first and fourth quarters will continue to reflect similar cost increases. The Company’s future earnings could be adversely affected if the Company were to incur costs in excess of those necessary to service the actual number of new participants resulting from the open enrollment.

Inflation. Although inflation has not had a significant effect on the Company’s operations to date, management believes that the rate at which health care costs have increased has contributed to the demand for PPO, clinical cost management and other cost management services, including the services provided by the Company.

Other Information. There continues to be discussion of health care reform. Although specific features of any legislation that ultimately may be enacted into law cannot be predicted at this time, based on the Company’s review of legislation previously considered by Congress and various state legislatures, management believes that the Company’s existing programs and those under development provide a foundation that will help prevent any material adverse affect on the operations of the Company.

Liquidity and Capital Resources. The Company had positive working capital of $24.1 million at December 31, 2003 compared to positive working capital of $1.2 million at December 31, 2002 and negative working capital of $159.1 million at December 31, 2001. All of the Company’s outstanding debt at December 31, 2001 was classified as a current liability as the Company’s credit facility was due to expire on June 30, 2002. On April 23, 2002, the Company obtained a new credit facility that matures in 2007; consequently, the outstanding debt is now classified as long-term. Total cash and investments of the Company amounted to $139.7 million at December 31, 2003, $152.7 million at December 31, 2002 and $137.4 million at December 31, 2001.

The Company generated $209.4 million of cash from operating activities during the year ended December 31, 2003 compared with $277.5 million in 2002 and $151.3 million in 2001. The operating cash generated in 2002 was unusually high due to nonrecurring cash collections from clients and a change in the timing of income tax payments.

The Company’s most significant source of cash is its accounts receivable collections. Accounts receivable balances will generally increase from year-to-year as the Company’s revenues increase. Since revenues have grown substantially over the past several years, the cash collected has grown substantially as well. Management believes the Company’s revenues will continue to grow, so the operating cash generated will continue to grow as well. The Company has historically generated a substantial amount of cash from the issuance of common stock from stock option exercises. Any decrease in future cash generated from common stock issuance, however, is not expected to have a material effect on the Company’s ability to fund operations or future expansion plans.

The Company’s most significant uses of cash are for payment of operating expenses, income taxes and capital expenditures. The Company’s earnings margins (net income as a percent of revenues) have historically been in excess of 17%, so cash generated from operations has been more than sufficient to cover those needs. The Company has historically invested 8-10% of its revenues in capital expenditures, and management expects this level of investment will continue.

The Company has a revolving line of credit in the amount of $400 million which is due to expire on April 23, 2007. The facility has a five-year term and provides for interest at a Euro-dollar rate (which approximates LIBOR) plus a variable margin and a facility fee that fluctuate based on the Company’s debt rating. The Company has used this credit facility to fund acquisitions and common stock repurchases. As of December 31, 2003, $270 million was outstanding under the credit facility.

The following table summarizes the contractual obligations the Company has outstanding as of December 31, 2003:

(In thousands)	Payments due by period
		Less than	1-3	3-5	Over
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt	$270,000	$—	$—	$270,000	$—
Operating leases	55,967	14,591	21,142	13,163	7,071
Purchase obligations	1,000	1,000	—	—	—
Short-term claims reserves	23,797	23,797	—	—	—
Long-term claims reserves	24,331	—	—	—	24,331

Total	$375,095	$39,388	$21,142	$283,163	$31,402

The purchase obligation is a commitment to a limited partnership investment.

The short-term claims reserves are composed primarily of stop-loss reserves or small group accident and health reserves provided for in the Company’s insurance operations.

The long-term claims reserves represent life insurance and annuity reserves on insurance policies written prior to the Company’s acquisition of Loyalty Life Insurance Company (“Loyalty”) in August 1996. All of these policies have been ceded (as of October 1, 1996) to a former affiliate and, consequently, the Company has established a corresponding noncurrent reinsurance recoverable equal to the balance of the claims reserves. These long-term claims reserves are not expected to have an impact on the Company’s liquidity. The insurance policies, the ceding transaction and the claims reserves are disclosed in greater detail in footnotes 5 and 6 to the consolidated financial statements.

The Company has no capital lease obligations or other contractual obligations as of December 31, 2003.

The Company believes that its working capital, long-term investments, credit facility and cash generated from future operations will be sufficient to fund the Company’s operations and anticipated expansion plans.

Company Stock Options. The Company maintains employee and director stock option plans that provide for the granting of options to employees, directors and consultants of the Company and its subsidiaries to purchase common stock at or above the fair market value at date of grant. The Company has granted stock options to all employees meeting certain defined performance requirements annually since 1988. Management believes this plan has been invaluable in finding, attracting, retaining and providing incentive to employees by offering them an ownership interest in the Company.

The Company elected the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148. The Company continues to account for its employee and director stock compensation under the intrinsic value method in accordance with APB No. 25.

Market Risk. Market risk is the risk that the Company will incur losses due to adverse changes in interest rates and prices. The Company’s market risk exposure is limited to the $65.0 million and $69.2 million of marketable securities owned by the Company at December 31, 2003 and 2002, respectively, and the $270 million and $120 million of variable rate debt owed by the Company at December 31, 2003 and 2002, respectively. The Company does not hold any market risk-sensitive instruments for trading purposes. The Company has established policies and procedures to manage sensitivity to interest rate and market risk. These procedures include the monitoring of the Company’s level of exposure to each market risk and the use of derivative financial instruments to reduce risk.

The Company’s marketable equity and debt securities are classified as available for sale and are recorded in the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss) in stockholders’ equity, net of applicable deferred taxes. As of December 31, 2003, the fair value of the Company’s marketable securities was $65.0 million, consisting of $64.9 million invested in debt securities and $0.1 million invested in equity securities. As of December 31, 2002, the fair value of the Company’s marketable securities was $69.2 million, consisting of $64.9 million invested in debt securities and $4.3 million invested in equity securities. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities, including derivative financial instruments. Assuming a hypothetical 20% increase in interest rates as of December 31, 2003, the estimated reduction in future earnings, net of tax, would be less than $1.0 million. Assuming the same 20% increase in interest rates as of December 31, 2002, the estimated reduction in future earnings, net of tax, would also have been less than $1.0 million. Equity price risk arises when the Company could incur economic losses due to adverse changes in a particular stock index or price. The Company’s investments in equity securities are exposed to equity price risk and the fair value of the portfolio is correlated to the S&P 500. At December 31, 2003, management estimates that an immediate 10% decrease in the S&P 500 would result in a negligible decrease in the fair value of its equity securities. Management estimated that a 10% decrease in the S&P 500 at December 31, 2002 would have affected the fair value of its equity securities by less than $1.0 million.

Critical Accounting Policies. The consolidated financial statements are prepared with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on the Company’s financial position or results of operations. However, to the extent that the estimates used differ from actual results, adjustments to the statement of operations and the balance sheet would be necessary. Some of the more significant estimates include the recognition of revenue, allowance for doubtful accounts and insurance claim reserves. The Company uses the following techniques to determine estimates:

Revenue recognition — Significant estimates used in recognizing revenue relate to performance guarantees, other client-specific claim, eligibility and other data adjustments and recoverability of receivables. Adjustments to PPO savings, and, therefore, PPO revenues, occur due to client corrections of member eligibility data as originally submitted or due to certain clients’ inability to resubmit claim adjustments to the Company’s repricing system. This enables the Company to report PPO fee revenue more accurately until information is available to support our entitlement to these fees, net of actual adjustments. Revenue adjustments are estimated on a client-specific and aggregated basis using actual, historical adjustment data. Reserves recorded for such matters were $36.5 million, $41.2 million and $18.2 million in 2003, 2002 and 2001, respectively. Total adjustments to revenue amounted to less than 3% of revenues in each year presented. The increase from 2001 to 2003 relates to the Company’s business with the Plan discussed above.

Allowance for doubtful accounts — The Company provides reserves for uncollectible revenue due to client collectibility issues as an allowance for doubtful accounts. The primary reason for non-payment of these accounts receivable is due to client bankruptcy, insolvency or disputes over eligibility. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. Substantially all of the Public Sector revenue is received from state and local governments. The Company’s experience with recovering receivables related to Public Sector revenue is impacted primarily by contract disputes, changes in administrative personnel and the timing of fiscal appropriations relative to the billing of our services. The reserving methodology for Public Sector receivables provides for a longer collection period compared to Group Health and Workers’ Compensation receivables. The Company evaluates the recoverability of Public Sector receivables based on the aging of receivables, with additional consideration given to clients with known fiscal appropriation issues. The allowance for doubtful accounts totaled $21.1 million, $14.8 million and $14.3 million at December 31, 2003, 2002 and 2001, respectively. The increase in 2003 primarily related to reserves recorded for the Health Net acquisition.

Insurance claim reserves — Claims reserves are developed based on medical claims payment history adjusted for specific benefit plan elements (such as deductibles) and expected savings generated by utilization of The First Health ® Network.

As of December 31, 2003, the Company had a total of $48.1 million in claims reserves consisting of $23.8 million in short-term reserves and $24.3 million in long-term reserves. All claims reserves are related solely to the Commercial segment of the Company, primarily in the corporate sector of the business.

The claims reserves classified as noncurrent and reflected on the Company’s Balance Sheets as of December 31, 2003 represent life insurance and annuity reserves on insurance policies written prior to the Company’s acquisition of Loyalty in August 1996. All of these policies have been ceded (as of October 1, 1996) to a former affiliate, and, consequently, the Company has established a corresponding noncurrent reinsurance recoverable equal to the balance of the claims reserves. These long-term claims reserves are not expected to have an impact on the Company’s liquidity or results of operations. These policies, the ceding transaction and the claims reserves are disclosed in greater detail in footnotes 5 and 6 to the consolidated financial statements.

The short-term reserves are composed primarily of stop-loss reserves or small group accident and health reserves. Stop-loss reserves are evaluated on both a client-specific basis and an overall portfolio basis, taking into account the following items: paid claims, unpaid claims known to the administrator, number of cases with potentially high-dollar claims, numbers and terms of new or renewed clients, medical claim and premium trend, and other pertinent information. Reserves for small group, accident and health business consist of several components including, among others: the projection of incurred claims; paid claims; and an estimate of the incurred but not reported claims (“IBNR”). IBNR estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends, benefit plan design and other relevant factors.

The Company’s actuaries do not provide a range for claims reserves, but rather a point estimate reserve for a given reporting period. Management develops a sensitivity analysis based on this data to assess whether the claims reserve amounts reflected in the consolidated financial statements are appropriate. In developing the sensitivity analysis, management reviews paid claims that have met the fifty percent deductible notification requirement and diagnosis codes to make its own judgment on potential future claims. Assuming a hypothetical 3%-6% differential between the Company’s estimate of health care benefits and actual benefits paid, net income for the year would increase or decrease by less than $1 million and diluted earnings per share would increase or decrease by less than $.01 per share.

Based upon this process, management believes that the insurance claims reserves are appropriate; however, actual claims incurred and actual settlement values of claims may differ from the original estimates requiring adjustments to the reserves.

Derivative Financial Instruments. As discussed in Note 14 to the consolidated financial statements, the Company may use derivative financial instruments to reduce interest rate risk and potentially increase the return on invested funds and to manage the cost of its common stock repurchase programs. Investments in derivative financial instruments are approved by the Board of Directors of the Company. The Company has an investment in a limited liability company, accounted for under the equity method of accounting, which uses interest rate swaps to reduce interest rate risk. The Company has recorded its equity portion of the unrealized loss on these derivatives as other comprehensive income in its Consolidated Balance Sheet and Consolidated Statement of Comprehensive Income in 2003. The Company has no other derivatives outstanding at December 31, 2003.

HIPAA Administrative Simplification. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) directed the Department of Health and Human Services (“HHS”) to issue regulations setting standards for the electronic exchange of health care claims information among health care providers, payors, and plans (“EDI”), as well as security for the exchange of information via the internet (“e-commerce”). This directive is commonly referred to as HIPAA Administrative Simplification. HHS has issued several rules with various implementation dates between 2002 and 2005.

The Company has met and management anticipates the Company will meet all the current and future implementation dates and continues to monitor HHS activity for future decisions that may affect the Company’s business operations.

The Company instituted a corporate HIPAA Administrative Simplification Committee and Workgroup to identify processes, systems or policies that will require modification and to implement appropriate remediation and contingency plans to avoid any adverse impact on its ability to perform services in accordance with the applicable standards. The Company also communicated with significant third-party business partners to assess their readiness and the extent to which the Company needed to modify its relationship with these third parties when conducting EDI (Electronic Data Interchange) or e-commerce. The Company also formed a Security Committee and Workgroup to address electronic security, specifically, HIPAA security requirements.

The cost for this compliance effort was approximately $5 million. Additionally, the Company received reimbursement directly from a number of its clients due to the nature of the contractual arrangement with these entities.

New Accounting Pronouncements. Effective January 1, 2003, the Company adopted SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. The adoption of SFAS 146 had no impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2003, the Company adopted Interpretation No. 45, (“FIN 45”) “Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to disclose certain guarantees, including contractual indemnifications, it has assumed. The Company generally declines to provide indemnification to its customers. In limited circumstances, to secure long-term customer contracts at favorable rates, the Company may negotiate risk allocation through mutual indemnification provisions that, in the Company’s judgment, appropriately allocate risk relative to the value of the customer. Management believes that any liability under these indemnification provisions would not be material. The adoption of FIN 45 had no impact on the Company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the Company adopted SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations or cash flows.

Commitments and Contingencies. The Company and its subsidiaries are subject to various claims arising in the ordinary course of business and are parties to various legal proceedings that constitute litigation incidental to the business of the Company and its subsidiaries. The Company does not believe that the outcome of such matters will have a material effect on the Company’s financial position or results of operations.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	The Index to Financial Statements is set forth on page 19 of the Annual Report on Form 10-K filed on March 12, 2004.

(2)	The Consolidated Financial Statements Schedules are attached to the Annual Report on Form 10-K filed on March 12, 2004:
Schedule II — Valuation and Qualifying Accounts and Reserves.
Schedule IV — Reinsurance.

(3)	Exhibits

(b)	Reports on Form 8-K:

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

FIRST HEALTH GROUP CORP.
By:	/s/ Edward L. Wristen
Edward L. Wristen, President
and Chief Executive Officer

Date: December 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 2004:

Signature	Title
/s/ James C. Smith James C. Smith	Chairman of the Board Director
/s/ Edward L. Wristen Edward L. Wristen	President and Chief Executive Officer Director (Principal Executive Officer)
/s/ William R. McManaman William R. McManaman	Sr. Vice President, CFO (Principal Financial and Accounting Officer)
/s/ Michael J. Boskin Michael J. Boskin	Director
/s/ Daniel Brunner Daniel Brunner	Director
/s/ Raul Cesan Raul Cesan	Director
/s/ Robert S. Colman Robert S. Colman	Director
/s/ Ronald H. Galowich Ronald H. Galowich	Director
/s/ Harold S. Handelsman Harold S. Handelsman	Director
/s/ Don Logan Don Logan	Director
/s/ William Mayer William Mayer	Director
/s/ David Simon David Simon	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1.	Restated Certificate of Incorporation of the Company. {3.1} (1)

3.2.	Amendment to Restated Certificate of Incorporation of the Company. {3.2} (4)

3.3.	Restated Certificate of Designation of Preferences, Rights and Limitations. {3.3} (1)

3.4.	Amended and Restated By-Laws of the Company. {3.4} (1)

3.5.	Amendment, dated as of May 20, 1987, to Amended and Restated By-Laws of the Company {3. 5} (2)

3.6.	Amendment to Amended and Restated By-Laws of the Company.{3.6} (3)

3.7.	Amendment to Amended and Restated By-Laws of the Company.{3.7} (3)

4.	Specimen of Stock Certificate for Common Stock. {4} (2)

10.1.	Form of Consulting Physician Agreement, {10.1} (2)

10.2.	Form of Consulting Specialist Agreement. {10.2} (2)

10.3.	1995 Employee Stock Option Plan. (10.3) (5)

10.4.	Agreement dated as of September 1, 1995 between HealthCare COMPARE Corp. and Electronic Data Systems. {10.4} (6)

10.5.	Stock Purchase Agreement among HealthCare COMPARE Corp., First Financial Management Corporation and First Data Corporation dated as of May 22, 1997, incorporated by reference from the Company’s Second Quarter 1997 Form 10-Q dated August 13, 1997. {10.5} (7)

10.6.	1998 Stock Option Plan {10.6} (8)

10.7.	1998 Directors Stock Option Plan {10.7} (9)

10.8.	Shareholder Rights Agreement dated as of March 19, 1999 between First Health Group Corp., Illinois Stock Transfer Company and LaSalle National Bank {10.8} (10)

10.9.	Employment Agreement dated May 1, 1999 between First Health Group Corp. and Ed Wristen. {10.9} (11)

10.10.	Employment Agreement dated May 1, 1999 between First Health Group Corp. and Susan T. Smith. {10.10} (11)

Exhibit No.	Description
10.11.	Employment Agreement dated May 1, 1999 between First Health Group Corp. and A. Lee Dickerson. {10.11} (11)

10.12.	Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters. {10.12} (11)

10.13.	Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.13} (11)

10.14.	Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.14} (12)

10.15.	Option Agreement dated as of May 18, 1999 by and between the Company and James C. Smith {10.15} (12)

10.16.	2000 Stock Option Plan {10.16} (13)

10.17.	Option Agreements dated March 20, 2002 between First Health Group Corp. and Edward L. Wristen. {10.17} (14)

10.18.	Director’s Stock Option Plan {10.18} (15)

10.19.	2001 Stock Option Plan {10.19} (16)

10.20.	Stock Purchase Agreement dated as of May 18, 2002, among the Company and HCA-the Healthcare Company and VH Holdings, Inc. {10.20} (17)

10.21.	Agreement and Acknowledgment with respect to the Stock Purchase Agreement, dated as of August 16, 2002, among the Company and HCA-the Healthcare Company and VH Holdings, Inc. {10.21} (17)

10.22.	Credit Agreement among the Company as borrower, Bank of America, N.A. as administrative agent, certain subsidiaries of the Company as guarantors; and other financial institutions party thereto as lenders {10.22} (18)

10.23.	Employment Agreement dated January 1, 2002, as amended on September 17, 2002 between First Health Group Corp. and James C. Smith. {10.23} (19)

10.24.	2002 Restatement of the First Health Group Corp. Retirement Savings Plan. {10.24} (19)

10.25.	First Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan. {10.25} (19)

Exhibit No.	Description
10.26.	Second Amendment to the 2002 Restatement of the First Health Group Corp. Retirement Savings Plan. {10.26} (19)

10.27.	Health Benefits Services Agreement dated as of January 1, 2003, among the National Postal Mail Handlers Union and First Health Group Corp. {10.27} (19)

10.28.	Agreement dated as of April 15, 2002, among the National Postal Mail Handlers Union, First Health Life and Health Insurance Company, Cambridge Life Insurance Company and Federal Employee Plans, Inc. {10.28} (19)

10.29.	First Amendment to the Employment Agreement dated May 1, 1999 between First Health Group Corp. and Joseph E. Whitters. {10.29} (20)

10.30.	First Amendment to the Employment Agreement dated January 1, 2001 between First Health Group Corp. and Edward L. Wristen. {10.30} (20)

10.31.	Second Amendment to the Employment Agreement dated May 1, 1999 between First Health Group Corp. and Patrick G. Dills. {10.31} (20)

11.	Computation of Basic and Diluted Earnings Per Share. (20)

13.	2003 Annual Report to Stockholders. (20)

21.	Subsidiaries of the Company. (20)

23.	Consent of Deloitte & Touche LLP. (20)

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
{ }	Exhibits so marked have been previously filed with the Securities and Exchange Commission as exhibits to the filings shown below under the exhibit number indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-1 (“Registration Statement”), as filed with the Securities and Exchange Commission on April 17, 1987.

(2)	Amendment No. 2 to Registration Statement, as filed with the Securities and Exchange Commission on May 22, 1987.

(3)	Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on July 12, 1988.

(4)	Annual Report on Form 10-K for the year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 30, 1991.

(5)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1995.

(6)	Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 25, 1998.

(8)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

(9)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 15, 1998.

(10)	Current Report on Form 8-K as filed with the Security and Exchange Commission on March 24, 1999.

(11)	Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 24, 2001.

(12)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001.

(13)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 19, 2001.

Exhibit No.	Description
(14)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

(15)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

(16)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 15, 2002.

(17)	Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2002.

(18)	Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2002.

(19)	Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

(20)	Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.